Form 10QSB
period 2001-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2001-12-06
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567033 (IRS Employer Identification No.)

901 East 7800 South, Midvale, Utah,84047

(Address of principal executive offices)

801-566-5931

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 375,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

FREEDOM RESOURCES ENTERPRISES, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on November 6, 1996 through September 30, 2001

Condensed Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on November 6, 1996 through September 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 12
PART II. Other Information Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS	September 30, 2001
___________
CURRENT ASSETS:
Cash in bank	$ 127
___________
Total Current Assets	127
___________
PROPERTY AND EQUIPMENT, net	1,045
___________
$ 1,172
____________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 10,523
Advances from related party	120
___________
10,643
___________
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 375,000 shares issued and outstanding	375
Capital in excess of par value	47,125
Deficit accumulated during the development stage	(56,971)
___________
Total Stockholders' Equity (Deficit)	(9,471)
___________
$ 1,172
____________

The accompanying notes are an integral part of this unaudited financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From Inception on November 6, 1996 Through September 30,
	2001	2000	2001	2000	2001
	________	________	________	________	_________
REVENUE	$ -	$ -	$ -	$ -	$ -
	_________	_________	_________	_________	_________
EXPENSES:
Depreciation and amortization	88	88	261	262	3,062
General and administrative	6,790	61	6,858	440	17,943
Research and development	-	-	-	10,547	15,674
Impairment of Long Lived Assets	-	4,500	-	15,000	21,285
	_________	_________	_________	_________	_________
Total expenses	6,878	4,649	7,119	26,249	57,964
	_________	_________	_________	_________	_________
LOSS FROM OPERATIONS	(6,878)	(4,649)	(7,119)	(26,249)	(57,964)
OTHER INCOME:
Interest Income	-	43	-	253	1,214
	_________	_________	_________	_________	_________
LOSS BEFORE INCOME TAXES	(6,878)	(4,606)	(7,119)	(25,996)	(56,750)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-
	_________	_________	_________	_________	_________
LOSS FROM CONTINUING OPERATIONS	(6,878)	(4,606)	(7,119)	(25,996)	(56,750)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	-	-	-	(221)
	_________	_________	_________	_________	_________
NET LOSS	$ (6,878)	$ (4,606)	$ (7,119)	$ (25,996)	$ (56,971)
	_________	_________	_________	_________	_________
LOSS PER COMMON SHARE:
Continuing operations	$ (.02)	$ (.01)	$ (.02)	$ (.07)	$ (.17)
Change in accounting principle	-	-	-	-	(.00)
	_________	_________	_________	_________	_________
Loss per common share	$ (.02)	$ (.01)	$ (.02)	$ (.07)	$ (.17)
	_________	_________	_________	_________	_________

The accompanying notes are an integral part of these unaudited financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	From Inception on November 6, 1996 Through September 30,
	2001	2000	2001
	____________	____________	____________
Cash Flows from Operating Activities:
Net loss	$ (7,119)	$ (25,996)	$ (56,971)
Adjustments to reconcile net loss to net cash used by operations:
Amortization expense	-	-	2,432
Depreciation expense	261	261	697
Loss on impairment of long lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Changes in assets and liabilities:
Increase in accounts payable	6,777	-	10,523
	____________	____________	____________
Net Cash (Used) by Operating Activities	(81)	(25,735)	(21,813)
	____________	____________	____________
Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)
	____________	____________	____________
Net Cash (Used) by Investing Activities	-	-	(25,680)
	____________	____________	____________
Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	52,500
Stock offering costs	-	-	(5,000)
Proceeds from related party advances	120	-	120
	____________	____________	____________
Net Cash Provided by Financing Activities	120	-	47,620
	____________	____________	____________
Net Increase (Decrease) in Cash	39	(25,735)	127
Cash at Beginning of Period	88	29,737	-
	____________	____________	____________
Cash at End of Period	$ 127	$ 4,002	$ 127
	____________	____________	____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the period ended September 30, 2001:

None

For the period ended September 30, 2000:

None

The accompanying notes are an integral part of these unaudited financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (the Company) was organized under the laws of the State of Nevada on November 6, 1996. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is planning to engage in the business to research, publish and distribute self improvement type books and seminars over the internet. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

Organization Costs - The Company has expensed costs, which reflect amounts expended to organize the Company. The Company was previously amortizing the costs, but during 1998 the Company expensed the remaining $221 in organization costs, in accordance with Statement of Position 98-5.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" [See Note 8].

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purpose on a straight-line method over the estimated useful life of five years.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 7].

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Website Costs - The Company has adopted the provisions of EITF 00-2, "Accounting for Web Site Development Costs." Accordingly, costs incurred to plan the Company's website have been expensed as research and development costs. Costs to maintain and improve the site are also expensed as incurred. Costs incurred during the development stage are capitalized and amortized over the life of the asset.

Impairment - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived assets to Be Disposed Of", the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recorded a write-down of $21,285 of manuscript costs during the year ended December 31, 2000.

Other Assets - The Company's manuscripts and transcripts are recorded at cost. Amortization is calculated using the straight line method and is based upon the estimated useful lives of the assets of five years.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2001, property and equipment consist of the following:
Office Equipment	1,742
Less: Accumulated Depreciation	(697)
______
1,045
_______

Depreciation expense for the period ended September 30, 2001 was $261.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - MANUSCRIPTS, TRANSCRIPTS, ETC.

The Company paid $16,150 and $7,500 during 2000 and 1999 to consultants to prepare manuscripts which the Company plans to market. A summary of Manuscripts, transcripts, etc. consists of the following:

September 30, 2000
____________
Manuscripts, transcripts, etc.	$ 23,650
Less: Accumulated amortization	(2,365)
Less: Loss on Impairment	(21,285)
____________
Net manuscripts, transcripts, etc.	$ -
____________

At December 31, 2000 the Company recorded an impairment of $21,285 due to the Company not generating any revenues from the manuscript and the Company's ability to continue as a Going Concern [See Note 6].

NOTE 4 - CAPITAL STOCK

Common Stock - During November, 1996, in connection with its organization, the Company issued 250,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,500 ($.01 per share).

During August 1997, the Company issued 23,750 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $9,500 (or $.40 per share).

During May and August 1998, the Company issued 101,250 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $40,500 (or $.40 per share).

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

Stock Options - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (the Plan). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant, and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of September 30, 2001 and December 31, 2000, no options have been issued under the Plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Payable - The President of the Company made advances to the Company to cover expenses. As of September 30, 2001 this amount totaled $120.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $56,700, which may be applied against future taxable income and which expire in various years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,200 as of September 30, 2001, with an offsetting valuation allowance at year end of the same amount, resulting in a change of approximately $2,000 during the nine months ended September 30, 2001.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on November 6, 1996 Through September 30,
	2001	2000	2001	2000	2001
	________	________	________	________	________
(Loss) from continuing operations available to common shareholders	$ (6,878)	$ (4,606)	$ (7,119)	$ (25,996)	$ (56,750)
	________	________	________	________	________
Cumulative effect of change in accounting principle	$ -	$ -	$ -	$ -	$ (221)
	________	________	________	________	________
Weighted average number of common shares outstanding used in loss per share for the period	375,000	375,000	375,000	375,000	334,539
	________	________	________	________	________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would have effected the computation of diluted earning (loss) per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our business

Freedom Resources Enterprises, Inc., was originally incorporated in the state of Nevada on November 6, 1996 to publish a self-improvement book concerning the insights and understandings of major cultures. Having completed research for the "Personal Freedom and Prosperity" book project, the Company began to develop self-help seminars derived from research and materials gathered during the book project. The Company did not publish the book, but instead is marketing its research via the internet in the form of essays, seminars, and learning modules. We are doing business on the internet as Life Discovery Institute. The Company has not generated any revenue and has not made any sales either via the internet or in any other manner.

Having engaged in an examination of major cultures and civilizations for several years, the Company is now developing an internet siteldi4u.com where the Company intends to market seminars and essays based on its research. For the past two years, the Company has been working on the website development which the Company anticipates launching for public visits in late 2001. The website is not yet operational. The Company's principal purpose is to teach techniques in critical thinking, self-image psychology and self motivation which helps people to improve the quality of their lives.

The Company is dedicated to the discovery and implementation of critical insights and understandings that give us clearer views of ourself, others, and the world in which we live. The goal of the website is to help people obtain clearer views about life and its general challenges so people can gain control over their future through the use of critical thinking techniques, self-image psychology and self motivation. Second, the Company invites people to engage in the cultural conversation of today's world in the hope of addressing those elements in our culture that affect the ability to live life well. The Company's website is a blended effort to assist people in using the power of personal enlightenment and cultural awareness to improve their lives.

Our website, ldi4u.com, will be the main access to our products. We will also sell our products directly but our focus is on sales via our website. We may also allow third parties to sell our products although we have no such agreements in place at the present time.

To date, we have not generated any revenue from the sale of our products. We anticipate that sufficient revenues will be generated from the sale of our products when we launch our website that we will be able to implement additional advertising methods. We have no assurance that we will be successful in selling our products and we have no history of generating any revenue. To the extent we are unable to generate revenue, we may need to find additional sources of financing in order to continue operations. We have no commitments for any funding. In seeking additional financing, we may sell stock or look for debt financing.

Three Month and Nine Month periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the three month periods ended September 30, 2001 and 2000 and for the nine month periods ended September 30, 2001 and 2000. Increase is due to the Company commencing operations. Cost of goods sold was $33,689 and $19,591 for the three month period ended period ending September 30, 2001 and 2000. Cost of goods sold was $81,983 and $24,091 for the nine month period ended September 30, 2001 and 2000 respectively.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $6,878 and $4,649 for the three-month periods ended March 31, 2001 and 2000 respectively. For the nine month periods ended September 30, 2001 and 2000, these expenses were $7,119 and $26,249 respectively.

As a result of the foregoing factors, the Company realized a net loss of $6,878 for the three months ended September 30, 2001 as compared to a net loss of $4,606 for the same period in 2000. For the nine months ended September 30, 2001 the Company realized a net loss of $7,119 compared to $26,996 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had $127 cash in hand and total current liabilities of $10,643.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: December 6, 2001	By: /s/ Neil Christiansen
Neil Christiansen, President
Date: December 6, 2001	By: /s/Charisse Orton
Charisse Orton, Treasurer