Form 10KSB
period 2001-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2002-10-25
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2001

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ______________  to  ______________

                        Commission File Number 000-32735

                       FREEDOM RESOURCES ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

                NEVADA                                87-0567033
     (State or other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)


                     901 EAST 7800 SOUTH, MIDVALE, UT 84047
                     (Address of principal executive offices)

Issuer's  telephone  number,  including  area  code  (801)  566-5931

Securities  registered  pursuant  to  Section  12(b)  of  the Exchange Act: None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:  None

                         COMMON STOCK, PAR VALUE $0.001
                                 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [    ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $-0-.

The aggregate market value of the issuer's voting stock held as of December 31, 2001, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote Freedom Resources Enterprises, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of December 31, 2001 the issuer had 375,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:  Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none

                       FREEDOM RESOURCES ENTERPRISES, INC.

                                      INDEX

TABLE  OF  CONTENTS

PART  I

Item  1.  Descriptions  of  Business

Item  2.  Descriptions  of  Property

Item  3.  Legal  Proceedings

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item  7.  Financial  Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item  10.  Executive  Compensation

Item  11.  Security  ownership  of  Certain  Beneficial  owners  and  Management

Item  12.  Certain  Relationships  and  Related  Transactions

PART  IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD-LOOKING  STATEMENT  NOTICE

     This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

GENERAL

     Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We have not published the book, but are using materials gathered during our research to develop and sell a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook presenting techniques in critical thinking, self-image psychology, and self-motivation. These workshops are sold online under a marketing agreement with Life Discovery Institute, a company that maintains a website dedicated to self-improvement and education. As of June 30, 2002, we have not generated any revenue and have not made any sales either directly or through the LDI website.

     We are dedicated to the discovery and implementation of critical insights and understandings that are intended to give people a clearer view of themselves, others, and the world in which they live. Our research indicates that cultures either prosper or decline as a result of the fundamental views held by its citizenry. We believe these fundamental views are the product of contributions from many disciplines. While some of these contributions help produce honest and clear thinking, other contributions produce dishonesty and confusion, leading to an eventual social decline.

     Our primary purpose is to help people improve the quality of their lives and contribute to society in general. We believe that clear and thoughtful views are essential for a society to thrive and our workshops are intended to help people develop techniques that facilitate clear and honest thinking. We hope that our workshops will help people achieve greater personal freedom and prosperity, thereby contributing to society.

OUR  PRODUCTS

     Our research has been condensed into a series of eight self-taught workshops. Each workshop consists of an audiotape and a workbook directed toward improving a particular facet of an individual's quality of life or interaction with others.

     The  eight  workshops  are  titled:

     - Provisional vs. Providential Living: This workshop introduces our research and explains our philosophy.

     - The Reality-Based Dream: This workshop attempts to help people to distinguish between internal conflicts and external forces in business dealings and personal relationships.

     - Real and Assumed Needs: This workshop is directed towards helping people identify and prioritize their needs and desires.

     - Real Choice: This workshop is intended to help people make decisions that will have a positive impact on their lives and the lives of others.

     - Circumstances-- Friend or Foe: This workshop examines how people deal with conflict and suggests strategies to achieve positive results under negative circumstances.

     - Destiny vs. Fate: This workshop provides strategies intended to help people exercise greater control over their lives.

     - Meaning and The Dream: This workshop is intended to help people identify what is truly important in their lives and suggests strategies for achieving personal goals.

     - Never Ending Journey: This is the final workshop in the series, summarizing our research and self-improvement strategies.

OUR  LICENSING  AGREEMENT  WITH  LIFE  DISCOVERY  INSTITUTE

     From August 1999 though October of 2000, Freedom Resources invested approximately $15,674 toward developing a website for marketing our products via the internet. Ultimately, we did not launch the website. Instead, we assigned our interest in the website to Life Discovery Institute, an education and publishing organization operated by our President, Neil Christiansen. Our agreement began on May 31, 2001 and runs through May 31, 2006. Under the agreement, we assigned all of our interest and investment in developing the website to LDI who completed development and launched the website. In exchange for our prior investment in the website, LDI allows us to market our workshops at no charge to Freedom Resources through the LDI website at www.ldi4u.com.
                                                                  --------------
This is currently the only source of distribution for our workshops. We intend to seek additional sources of marketing, however, we have no agreements or understandings to that effect at the present time.

THE  INTERNET  AND  OUR  TARGET  MARKETS

     The Internet has emerged as a significant global communications medium, enabling millions of people to share information and conduct business electronically and providing advertisers and businesses with an attractive means of marketing and selling their products and services. International Data Corporation estimates the number of users accessing the web will increase from approximately 142 million at the end of 1998 to over 500 million by the end of 2003. According to International Data Corporation, the amount of commerce conducted over the web will top $1 trillion by 2003. Forrester Research, a research firm that analyzes the future of technological change and its impact, estimates that the amount spent on online advertising in the United States is expected to increase to approximately $22.2 billion by 2004. The above statistics are publicly available free of charge or for a nominal charge, and were not commissioned by the Company.

     Our business targets the self-improvement market which has demonstrated strong historical growth. According to Self Improvement Online Marketing Newsletter, in 1997 the personal and professional self-improvement industry generated offline sales of nearly $65.0 billion: $6.0 billion in personal self-improvement products and services and $58.6 billion in professional corporate training, products and services. Consumers are projected to spend $7.4 billion in 2000 and $10.3 billion in 2003 on personal self-improvement products and services. Traditional distribution channels for these products and services have included infomercials, catalogs, seminars/courses, retreats, books, and audio/video cassettes. We intend to appeal to the self-improvement market through an internet presence. The above statistics are publicly available free of charge or for a nominal charge, and were not commissioned by the Company.

     We believe that Life Discovery Institute and similar websites provide an online destination for people seeking guidance in their personal and professional lives. We intend to develop and market products directed toward achieving these goals. We believe our success will be dependent on targeting both the business and personal markets. We believe that these markets are looking for:

     a resource to help them make positive changes in the key areas of their lives;

     access  to  advice;

     interaction  with  other  people  seeking  to  make  similar  changes;  and products  and  services  that  will  support  these  efforts.

     We believe that providing our products through the internet allows us to overcome the limitations of time and travel and the expense associated with traditional offline personal and professional programs.

     Management is also considering other strategies to promote Freedom Resources' products. Possible strategies include advertising through targeted publications, advertising on radio stations and cross-promotional arrangements. We also plan to leverage other audience building strategies, including working with search engine submissions, news group postings and cross-promotion with affinity sites to properly index materials.

     The LDI website, www.ldi4u.com, is currently the main access to our products. We intend to use the LDI website as our primary marketing tool for the foreseeable future. We hope to develop marketing agreements with other parties to sell our products, however, we have no such agreements in place or pending at the present time.

     To date, we have not generated any revenue from the sale of our products. We anticipate that revenues will eventually be generated from the sale of our products through the LDI website. We have no assurance that we will be successful in selling our products and we have no history of generating any revenue. To the extent we are unable to generate revenue, we may need to find additional sources of financing in order to continue operations. We have no commitments for any funding. In seeking additional financing, we may sell stock or look for debt financing.

COMPETITION

     The self-improvement and motivational training industry in general is very competitive, with several major companies involved. We face competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us.

Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new and improved products that may compete with our products.

     Our direct competitors utilize much of the same philosophy for self-improvement and motivation, and use the same or similar medium for marketing their products and services. According to Self Improvement Online
Marketing  Newsletter,  leading  competitors  include  the  following:

     Tony Robbins' program, "Education for Excellence," in San Diego, California, owns a market share of approximately twenty percent (20%). Tony Robbins is an industry leader, holding the largest portion of the audiotape motivational market. His company reports approximately $100 million per year in audiotape sale alone.

     Oxygen Media is a competitor founded by Oprah Winfrey and her associates that operates out of New York City. Oxygen Media markets products specifically directed toward women and holds a market share of approximately fifteen percent (15%). Oxygen Media operates several websites offering information for women on health, nutrition, medicine, fitness, sexuality and weight management. Oxygen Media premiered a multi-million dollar cable television network on February 2, 2000.

     Franklin Covey operates out of Salt Lake City, Utah, and owns a market share of approximately ten percent (10%). This organization offers seminars for business and commercially markets books, planning calendars and motivational tapes. They have associates who serve as distributors for products and services throughout the United States and abroad.

     The Pacific Institute is another competitor, which owns a market share of approximately three percent (3%). This organization provides motivation seminars and training services in the United States, England, Germany and Australia. Most of their programs are marketed on video.

     WomenConnect.com is a web-based company that provides informational services for women on health, fitness and career advancement. WomenConnect.com owns a market share of approximately two percent (2%).

     Business and Professional Women/USA is an organization that conducts research on issues related to women and working. This company owns a market share of approximately one half percent (.5%).

     Lifelines Institute is another competitor, which provides seminars and training for companies in the metropolitan San Francisco area. Lifelines Institutes owns a market share of approximately one half percent (.5%).

     The other fourteen percent (14%) of the market covers numerous small companies who are generating revenues of less than 2 million dollars annually.

     Most of our existing and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. This may allow them to devote greater resources than we can for the development and promotion of their services and products. These competitors may also engage in more extensive marketing and advertising efforts, adopt more aggressive pricing policies and make more attractive offers to advertisers and alliance partners. Accordingly, we may not be able to compete successfully. Competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     We do not currently have any employees but rely on the efforts of our president, Mr. Neil Christiansen to conduct our business. Mr. Christiansen has not devoted any significant time towards the Company in the past but intends to devote up to 20 hours per week as we implement our marketing plan. We have also occasionally contracted for outside consulting work in developing our products. At such time as our growth requires, we will consider adding part-time or full-time employees, however, we do not contemplate hiring employees in the foreseeable future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We do not currently own any property other than basic office equipment, manuscripts, books and audiotapes comprising our workshops. We utilize office space provided by our president on a rent-free basis located at 901 East 7800 South, Midvale, UT 84047. This arrangement is expected to continue until such time as our activities expand to a point necessitating relocation.

ITEM  3.  LEGAL  PROCEEDINGS

     Management is not aware of any other current or pending legal proceedings involving Freedom Resources or any of our officers.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     There currently is no active trading in the Company's Common Stock on a recognized exchange.

     At  October  1,  2002, the number of record holders of our Common Stock was
22. Total shares issued and outstanding were 375,000. Such number of record holders was determined from our shareholders' list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

     We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS OF OPERATIONS FOR THE PERIODS ENDING DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Net loss was $15,669 for the year ended December 31, 2001 and $40,956 for the year ended December 31, 2000. We have realized a total $65,521 in net loss from inception on November 6, 1996 through December 31, 2001. During this time we have not generated any revenues.

     Expenses were $15,670 for the year ended December 31, 2001 consisting of $15,322 in general and administrative costs and $348 in depreciation and amortization. This compares to expenses of $41,212 for the year ended December 31, 2000. Expenses in 2000 consisted of $3,979 in general and administrative costs, $2,714 in depreciation and amortization, $13,234 in research and development and $21,285 in impairment of long-lived assets.

     Higher general and administrative costs in 2001 were the result of professional and legal fees associated with filing a Registration Statement on Form 10-SB. Higher overall expenses in 2000 were due to research and development costs associated with producing our workshops and expenditures associated with developing the LDI website. We also recorded impairment costs of $21,285 resulting from our lack of generating revenues from the manuscripts and transcripts.

     We earned $1 in interest income for the year ended December 31, 2001 compared to $256 in interest income for the year ended December 31, 2000.

     As of December 31, 2001, we had total assets of $1,061 consisting of $103 in cash and $958 in property and equipment. Total current liabilities were $19,082 consisting of $18,962 in accounts payable and $120 in an advance from a shareholder.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2001 we had $103 in cash and had not generated any revenues. We expect that we will eventually generate revenues through the sale of our workshops on the LDI website, however, we cannot assure this and may seek alternate means of marketing our workshops.

     We anticipate that our expenses will increase over the next twelve months due to accounting and legal fees incurred as the result of being a reporting company, as a result, we will not be able to meet our cash needs. We anticipate that we will rely on advances and loans from our officers, directors and/or shareholders to continue operations for the next twelve months.

     Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to cover expenses and continue marketing our workshops, we may sell additional stock, arrange debt financing or seek other avenues of raising capital. We do not have any commitments for financing.

RESEARCH  AND  DEVELOPMENT

     We estimate that we have spent approximately $21,285 for research related to our workshops. Our efforts included researching various historical global cultures and gathering materials related to the views held by those cultures. This culminated in the production of our eight workshops. The costs were originally capitalized as manuscript costs but were eventually written off as an impairment loss at December 31, 2000. We have also contributed approximately $15,674 to the development of the LDI website which has been recorded as research and development expense. We intend to continue research directed toward developing new workshops and possibly seminars targeting the self-help and motivational markets.

ITEM  7.  FINANCIAL  STATEMENTS

     The response to this item is incorporated by reference to the financial statements beginning at page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME               AGE  POSITION                SINCE
-----------------  ---  ----------------------  ---------------

Neil Christiansen   66  President and Director  November, 1996

Margie Aliprandi.   44  Secretary and Director  November, 1996

Charisse Orton. .   35  Treasurer and Director  November 1996

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified. Set forth below is certain biographical information regarding each of our executive officers and directors:

     NEIL CHRISTIANSEN, PRESIDENT AND DIRECTOR. Following his college graduation, Mr. Christiansen worked in secondary education as a teacher and administrator until entering the business world in 1965, when he founded Heartland Realty in Salt Lake City, Utah. From 1976 to 1982, he served as the Republican State Chairman for Utah. In 1983, he became the founding director of Search for Common Ground, a Washington DC based organization established to engage leaders in the Soviet and U.S. governments and business in meaningful dialogue. From 1984 to 1986, he coordinated the international acquisition, shipment, and distribution of multiple speed cassette copiers into various parts of the Soviet Union for The Door of Hope. In 1986, Mr. Christiansen founded Free Indeed, a foundation dedicated to developing personal growth programs. Since 1998, he has been self-employed, devoting his time to research, publishing curricula, leading seminars and directing self-improvement workshops and conferences.

     MARGIE ALIPRANDI, SECRETARY AND DIRECTOR. Ms. Aliprandi has been a distributor for New Way, Inc., a multi-level marketing company since 1980.

     CHARISSE ORTON, TREASURER AND DIRECTOR. Since 1989, Ms. Orton has been a Home Economics teacher at Murray High School in Salt Lake City, Utah. She is also the managing partner of C.I.C., a real estate investment company located in Salt Lake City, Utah since 1998.

OTHER  REPORTING  COMPANY  ACTIVITIES

     None.

ITEM  10.  EXECUTIVE  COMPENSATION

     We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. No remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. Management takes no salaries from us and we do not anticipate paying any salaries in the foreseeable future. At the date of this report, no stock options have been issued to our directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth as of October 1, 2002, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 375,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


NAME AND ADDRESS                     TITLE OF   NUMBER OF SHARES   % OF SHARES
                                      CLASS:   BENEFICIALLY OWNED

Neil Christiansen (1)
901 East 7800 South
Midvale, UT  84047. . . . . . . . .  Common               320,000         85.3%

ARN Enterprises, Inc.
336 West End Avenue, #120
New York, NY  10023 . . . . . . . .  Common                18,750          5.0%

ZDN, LLC
336 West End Avenue, #120
New York, NY  10023 . . . . . . . .  Common                18,750          5.0%

Margie Aliprandi (1)
6466 Crest Mount Drive
Salt Lake City, UT 84121. . . . . .  Common                10,625          2.8%

Charisse Orton (1)
10149 Silver Streak Drive
Sandy, UT 84095 . . . . . . . . . .  Common                10,625          2.8%

Officers and Directors as a Group:
3 People. . . . . . . . . . . . . .  Common               341,250         91.0%

(1) Officer and/or director.

     There are no contracts or other arrangements that could result in a change of control of Freedom Resources.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Ms. Aliprandi and Ms. Orton are both officers and directors of Freedom Resources and are both daughters of Mr. Christiansen, President and director of Freedom Resources.

     We utilize office space provided at no charge by our president, Neil Christiansen.

     Mr. Christiansen has advanced $120 to the Company. The advance carries no interest and is payable on demand.

     We have a marketing agreement with the Life Discovery Institute and have contributed approximately $15,674 to developing their website in exchange for free use of the website to market our products. Mr. Christiansen is a founder and director of the Life Discovery Institute.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT NUMBER  TITLE                                                          LOCATION

          99.1  Certification of CEO pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002 . . . . . . . . . . . . . . . . . . . . . .  Attached

          99.2  Certification of CFO pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002 . . . . . . . . . . . . . . . . . . . . . .  Attached


REPORTS  ON  FORM  8-K:

     No reports on Form 8-K were filed by Freedom Resources during the last quarter of the period covered by this report.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  October  23,  2002       /s/ Neil  Christiansen
                                -----------------------
                                Neil  Christiansen
                                CEO and Chief Financial Officer


                          INDEX TO FINANCIAL STATEMENTS

                       FREEDOM RESOURCES ENTERPRISES, INC.

                          AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report. . . . . . . . . . . . .       13

Balance Sheets, December 31, 2001 and 2000. . . . . .       14

Statements of Operations for the Years Ended
December 31, 2001 and 2000. . . . . . . . . . . . . .       15

Statements of Changes in Stockholders' Equity for the
 Years Ended December 31, 2001 and 2000 . . . . . . .       16

Statements of Cash Flows for the Years Ended
         December 31, 2001 and 2000 . . . . . . . . .       17

Notes to Financial Statements for the Years
         Ended December 31, 2001 and 2000 . . . . . .  18 - 22


                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
FREEDOM  RESOURCES  ENTERPRISES,  INC.
Salt  Lake  City,  Utah


We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 6, 1996 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 6, 1996 through December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ PRITCHETT,  SILER  &  HARDY,  P.C.
--------------------------------------

September  5,  2002
Salt  Lake  City,  Utah

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                                  BALANCE SHEET

                                     ASSETS

                                                 December 31,
                                                     2001
                                                --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $         103
                                                --------------
    Total Current Assets . . . . . . . . . . .            103

PROPERTY AND EQUIPMENT, net. . . . . . . . . .            958
                                                --------------
                                                $       1,061
                                                =============


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $      18,962
  Advance from a shareholder . . . . . . . . .            120
                                                --------------
      Total Current Liabilities. . . . . . . .         19,082
                                                --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .              -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .            375
  Capital in excess of par value . . . . . . .         47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .        (65,521)
                                                --------------
    Total Stockholders' Equity (Deficit) . . .        (18,021)
                                                --------------
                                                $       1,061
                                                =============

    The accompanying notes are an integral part of this financial statement.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                            STATEMENTS OF OPERATIONS

                                                                    From  Inception
                                          For  the  Years           on  November  6,
                                        Ended  December  31,        1996  Through
                                   ------------------------------   December  31,
                                        2001            2000          2001
                                   -------------   --------------   ---------------
REVENUE . . . . . . . . . . . . .  $           -   $            -   $      -
                                   -------------   --------------   ---------------
EXPENSES:
  Depreciation and amortization .            348            2,714      3,149
  General and administrative. . .         15,322            3,979     26,407
  Research and development. . . .              -           13,234     15,674
  Impairment of long-lived assets              -           21,285     21,285
                                   -------------   --------------   ---------------
    Total expenses. . . . . . . .         15,670           41,212     66,515
                                   -------------   --------------   ---------------
LOSS FROM OPERATIONS. . . . . . .        (15,670)         (41,212)   (66,515)

OTHER INCOME:
  Interest Income . . . . . . . .              1              256      1,215
                                   -------------   --------------   ---------------

LOSS BEFORE INCOME TAXES. . . . .        (15,669)         (40,956)   (65,300)

CURRENT TAX EXPENSE . . . . . . .              -                -          -

DEFERRED TAX EXPENSE. . . . . . .              -                -          -
                                   -------------   --------------   ---------------

LOSS FROM CONTINUING
  OPERATIONS. . . . . . . . . . .        (15,669)         (40,956)   (65,300)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE . . . .              -                -       (221)
                                   -------------   --------------   ---------------

NET LOSS. . . . . . . . . . . . .  $     (15,669)  $      (40,956)  $(65,521)
                                   ==============  ==============   ===============

LOSS PER COMMON SHARE:
  Continuing operations . . . . .  $        (.04)  $         (.11)  $   (.19)
  Change in accounting principle.              -                -       (.00)
                                   -------------   --------------   ---------------
  Loss per common share . . . . .  $        (.04)  $         (.11)  $   (.19)
                                   ==============  ==============   ===============


    The accompanying notes are an integral part of this financial statement.

                                        FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                           [A  Development  Stage  Company]


                                     STATEMENT  OF  STOCKHOLDERS' EQUITY (DEFICIT)

                                        FROM  INCEPTION  ON  NOVEMBER  6,  1996

                                              THROUGH  DECEMBER  31,  2001

                                                                                                            Deficit
                                                                                                            Accumulated
                                              Preferred  Stock          Common  Stock        Capital  in    During  the
                                           ----------------------  ------------------------  Excess  of     Development
                                             Shares     Amount       Shares     Amount       Par  Value     Stage
                                           ----------  -----------  ----------  -----------  -------------  --------------

BALANCE, November 6, 1996 . . . . . . . .           -  $         -           -  $         -  $           -  $           -

Issued 250,000 shares of common stock
  for cash of $2,500, or $.01 per share,
  November 1996 . . . . . . . . . . . . .           -            -     250,000          250          2,250              -

Net loss for the period ended
  December 31, 1996 . . . . . . . . . . .           -            -           -            -              -            (50)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1996. . . . . . . .           -            -     250,000          250          2,250            (50)

Issued 23,750 shares of common stock
  for cash of $9,500, or $.40 per share,
  August 1997 . . . . . . . . . . . . . .           -            -      23,750           24          9,476              -

Net loss for the year ended
  December 31, 1997 . . . . . . . . . . .           -            -           -            -              -         (1,661)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1997. . . . . . . .           -            -     273,750          274         11,726         (1,711)

Issued 101,250 shares of common stock
  for cash of $40,500, or $.40 per share,
  net of stock offering costs of $5,000,
  May and August 1998 . . . . . . . . . .           -            -     101,250          101         35,399              -

Net loss for the year ended
  December 31, 1998 . . . . . . . . . . .           -            -           -            -              -         (4,942)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1998. . . . . . . .           -            -     375,000          375         47,125         (6,653)

Net loss for the year ended
  December 31, 1999 . . . . . . . . . . .           -            -           -            -              -         (2,243)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1999. . . . . . . .           -            -     375,000          375         47,125         (8,896)

Net loss for the year ended
  December 31, 2000 . . . . . . . . . . .           -            -           -            -              -        (40,956)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 2000. . . . . . . .           -            -     375,000          375         47,125        (49,852)

Net loss for the year ended
  December 31, 2001 . . . . . . . . . . .           -            -           -            -              -        (15,669)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 2001. . . . . . . .           -  $         -     375,000  $       375  $      47,125  $     (65,521)
                                           ==========  ===========  ==========  ===========  =============  ==============

    The accompanying notes are an integral part of this financial statement.

                              FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                 [A  Development  Stage  Company]


                                    STATEMENTS  OF  CASH  FLOWS

                                                                                      From  Inception
                                                        For  the  Years  Ended        on  November  6,
                                                             December  31,            1996  Through
                                                    --------------------------------  December  31,
                                                         2001              2000          2001
                                                    ---------------  ----------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $      (15,669)  $       (40,956)  $(65,521)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . .               -             2,365      2,432
    Depreciation expense . . . . . . . . . . . . .             348               349        784
    Loss on impairment of long-lived assets. . . .               -            21,285     21,285
    Effect of change in accounting principal . . .               -                 -        221
    Changes in assets and liabilities:
    Increase in accounts payable . . . . . . . . .          15,216             3,746     18,962
    (Decrease) in accounts payable - related party               -              (288)         -
                                                    ---------------  ----------------  ------------
        Net Cash (Used) by Operating Activities. .            (105)          (13,499)   (21,837)
                                                    ---------------  ----------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . .               -                 -     (1,742)
  Organization costs . . . . . . . . . . . . . . .               -                 -       (288)
  Cost of manuscripts. . . . . . . . . . . . . . .               -           (16,150)   (23,650)
                                                    ---------------  ----------------  ------------
    Net Cash (Used) by Investing Activities. . . .               -           (16,150)   (25,680)
                                                    ---------------  ----------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .               -                 -     52,500
  Stock offering costs . . . . . . . . . . . . . .               -                 -     (5,000)
  Advances from a shareholder. . . . . . . . . . .             120                 -        120
                                                    ---------------  ----------------  ------------
        Net Cash Provided by Financing Activities.             120                 -     47,620
                                                    ---------------  ----------------  ------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .              15           (29,649)       103

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .              88            29,737          -
                                                    ---------------  ----------------  ------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $          103   $            88   $    103
                                                    ===============  ===============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $            -   $             -   $      -
    Income taxes . . . . . . . . . . . . . . . . .  $            -   $             -   $      -

SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  Year  Ended  December  31,  2001:
          None

     For  the  Year  Ended  December  31,  2000:
          In December 2000, the Company recorded an impairment write-down of the carrying value of its manuscripts, transcripts, etc. in the amount of $21,285.

   The accompanying notes are an integral part of these financial statements.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - Freedom Resources Enterprises, Inc. ("the Company") was organized under the laws of the State of Nevada on November 6, 1996. The Company has not generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures. However, the Company never published the book but instead has used the materials gathered during its research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audio tape and a workbook. The Company intends to market these workshops over the internet. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

     IMPAIRMENT - The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2000, the Company recorded an impairment write-down of $21,285 of manuscript costs.

     REVENUE RECOGNITION - The Company has not yet generated any revenue. The Company plans to recognize revenue when the product is delivered or when the service is rendered. The Company will record revenues from the sale of items that the Company produces or purchases as inventory on the gross basis. On a gross basis, the entire sale amount is recorded as revenue. The Company will record revenue from the sale of items where the Company only acts as an agent or when the Company has no risk of loss on the net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

     STOCK BASED COMPENSATION - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 8].

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

     LOSS PER SHARE - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" [See Note 9].

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", were recently issued. SFAS No. 141, 142, 143, 144, 145 and 146 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                   December  31,
                                       2001
                                  --------------
  Office equipment . . . . . . .  $       1,742

  Less: Accumulated depreciation           (784)
                                  --------------
                                  $         958
                                  ==============

Depreciation expense for the years ended December 31, 2001 and 2000 were $348 and $349, respectively.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  MANUSCRIPTS,  TRANSCRIPTS,  ETC.

     The Company paid $19,250 and $7,500 during 2000 and 1999 to consultants to prepare manuscripts which the Company had planned to publish as a book. In December 2000, in accordance with Statement of Financial Accounting Standards No. 121, the Company recorded an impairment write-down of $21,285 due to the Company not generating any revenues from the manuscripts. A summary of manuscripts, transcripts, etc. consists of the following at:


                                   December  31,
                                        2001
                                  --------------
  Manuscripts, transcripts, etc.  $ 23,650

  Less: Accumulated amortization    (2,365)
  Less: Loss on impairment . . .   (21,285)
                                  --------------
                                  $      -
                                  ==============

     Amortization expense for the years ended December 31, 2001 and 2000 was $0 and $2,365, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2001.

     COMMON STOCK - During November 1996, in connection with its organization, the Company issued 250,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,500 (or $.01 per share).

     During August 1997, the Company issued 23,750 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $9,500 (or $.40 per share).

     During May and August 1998, the Company issued 101,250 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $40,500 (or $.40 per share). Stock offering costs of $5,000 were offset against the proceeds.

     STOCK OPTIONS - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of December 31, 2001, no options have been issued under the Plan.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     PAYABLE TO RELATED PARTY - An officer of the Company advanced $288 to cover the organization costs of the Company. The advance was repaid during 2000.

     ADVANCES FROM A SHAREHOLDER - An officer/shareholder of the Company advanced $120 to the Company. The advance bears no interest and is due on demand.

     MANAGEMENT COMPENSATION - The Company has not paid any compensation to its officers and directors.

     OFFICE SPACE - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

     MARKETING AGREEMENT - The Company has a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company's president. [See Note 7]

NOTE  6  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  7  -  MARKETING  AGREEMENT

     From August 1999 through October 2000, the Company invested approximately $15,674 towards developing a website to market its products via the internet. Ultimately, the Company did not launch its website. Instead, The Company assigned its interest in the website to Life Discovery Institute ("LDI"), an education and publishing organization operated by the Company's president. On May 31, 2001 the Company entered into a five year marketing agreement with LDI. Under the agreement the Company assigned all its interest and investment in developing the website to LDI who completed development and launched the website. In exchange for the Company's prior investment in the website, LDI allows the Company to market its products at no charge through the LDI website. This agreement will end on May 31, 2006. The company currently has no other sources of distribution for its workshops.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  INCOME  TAXES

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

     The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $65,000 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,300 and $17,000 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,300 during the year ended December 31, 2001.


NOTE  9  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                                                            From  Inception
                                                For  the  Year  Ended       on  November  6,
                                                     December  31,          1996  Through
                                            ------------------------------  December  31,
                                                 2001           2000            2001
                                            --------------  --------------  --------------
Loss from continuing operations available
to common shareholders (numerator) . . . .  $     (15,669)  $     (40,956)  $     (65,300)
                                            --------------  --------------  --------------
Cumulative effect of change in accounting
  principle (numerator). . . . . . . . . .  $           -   $           -   $        (221)
                                            --------------  --------------  --------------
Weighted average number of common
shares outstanding used in loss per share
for the period (denominator) . . . . . . .        375,000         375,000         336,518
                                            ==============  ==============  ==============

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE  10  -  CUMULATIVE  EFFECT  OF  CHANGE  IN  ACCOUNTING  PRINCIPLE

     In 1996, the Company paid $288 in organization costs which reflect amounts expended to organize the Company. The Company was previously amortizing the costs, but during 1998, in accordance with Statement of Position 98-5, the Company expensed the remaining $221 in organization costs which has been accounted for as a change in accounting principle.