Form 10QSB
period 2002-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2002-10-25
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2002

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

                                  801-566-5931
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 375,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                      FREEDOM RESOURCES ENTERPRISES, INC.

                                      INDEX

                                                                           Page
PART I.                        Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Unaudited Condensed Balance Sheets - March 31, 2002 and
          December 31, 2001                                                   4

          Unaudited Condensed Statements of Operations for the three and six months ended March 31, 2002 and 2001, and from inception
          on November 6, 1996 through March 31, 2002                          5

          Unaudited Condensed Statements of Cash Flows for the six
          months ended March 31, 2002 and 2001, and from inception on
          November 6, 1996 through March 31, 2002                             6

          Notes to Unaudited Condensed Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          15

          Signatures                                                         16

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

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                 March  31,     December  31,
                                                    2002            2001
                                                --------------  -------------

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $          79   $        103
                                                --------------  -------------
    Total Current Assets . . . . . . . . . . .             79            103

PROPERTY AND EQUIPMENT, net. . . . . . . . . .            871            958
                                                --------------  -------------
                                                $         950   $      1,061
                                                ==============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $      19,022   $     18,962
  Advance from a shareholder . . . . . . . . .            120            120
                                                --------------  -------------
      Total Current Liabilities. . . . . . . .         19,142         19,082
                                                --------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .              -              -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .            375            375
  Capital in excess of par value . . . . . . .         47,125         47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .        (65,692)       (65,521)
                                                --------------  -------------
    Total Stockholders' Equity (Deficit) . . .        (18,192)       (18,021)
                                                --------------  -------------
                                                $         950   $      1,061
                                                ==============  =============

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                              For  the  Three          From  Inception
                                               Months  Ended           on  November  6,
                                                March  31,             1996  Through
                                    ---------------------------------    March  31,
                                         2002              2001            2002
                                   ----------------  ----------------  ------------

REVENUE . . . . . . . . . . . . .  $             -   $             -   $      -
                                   ----------------  ----------------  ------------

EXPENSES:
  Depreciation and amortization .               87                87      3,236
  General and administrative. . .               84                24     26,491
  Research and development. . . .                -                 -     15,674
  Impairment of long-lived assets                -                 -     21,285
                                   ----------------  ----------------  ------------
    Total Expenses. . . . . . . .              171               111     66,686
                                   ----------------  ----------------  ------------
LOSS FROM OPERATIONS. . . . . . .             (171)             (111)   (66,686)

OTHER INCOME:
  Interest income . . . . . . . .                0                 0      1,215
    _____________ . . . . . . . .    _____________     _____________

LOSS BEFORE INCOME TAXES. . . . .             (171)             (111)   (65,471)

CURRENT TAX EXPENSE . . . . . . .                -                 -          -

DEFERRED TAX EXPENSE. . . . . . .                -                 -          -
                                   ----------------  ----------------  ------------

LOSS FROM CONTINUING OPERATIONS .             (171)             (111)   (65,471)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE. . . . . .                -                 -       (221)
                                   ----------------  ----------------  ------------

NET LOSS. . . . . . . . . . . . .  $          (171)  $          (111)  $(65,692)
                                   ================  ================  ============


LOSS PER COMMON SHARE:
  Continuing operations . . . . .  $          (.00)  $          (.00)  $   (.19)
  Change in accounting principle.                -                 -       (.00)
                                   ----------------  ----------------  ------------
    Loss per common share . . . .  $          (.00)  $          (.00)  $   (.19)
                                   ================  ================  ============

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                             FREEDOM RESOURCES ENTERPRISES, INC.
                              [A Development Stage Company]


                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           For  the  Three            From  Inception
                                                            Months  Ended             on  November  6,
                                                              March  31,              1996  Through
                                                    -------------------------------     March  31,
                                                        2002             2001          2002
                                                    -------------  ----------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $       (171)  $          (111)  $(65,692)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . .             -                 -      2,432
    Depreciation expense . . . . . . . . . . . . .            87                87        871
    Loss on impairment of long-lived assets. . . .             -                 -     21,285
    Effect of change in accounting principle . . .             -                 -        221
    Changes in assets and liabilities:
      Increase in accounts payable . . . . . . . .            60                 -     19,022
                                                    -------------  ----------------  -------------
        Net Cash (Used) by Operating Activities. .           (24)              (24)   (21,861)
                                                    -------------  ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . .             -                 -     (1,742)
  Organization costs . . . . . . . . . . . . . . .             -                 -       (288)
  Cost of manuscripts. . . . . . . . . . . . . . .             -                 -    (23,650)
                                                    -------------  ----------------  -------------
        Net Cash (Used) by Investing Activities. .             -                 -    (25,680)
                                                    -------------  ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .             -                 -     52,500
  Stock offering costs . . . . . . . . . . . . . .             -                 -     (5,000)
  Advances from a shareholder. . . . . . . . . . .             -                 -        120
                                                    -------------  ----------------  -------------
        Net Cash Provided by Financing Activities.             -                 -     47,620
                                                    -------------  ----------------  -------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .           (24)              (24)        79

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .           103                88          -
                                                    -------------  ----------------  -------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $         79   $            64   $     79
                                                    =============  ================  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $          -   $             -   $      -
    Income taxes . . . . . . . . . . . . . . . . .  $          -   $             -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  three  months  ended  March  31,  2002:
          None

     For  the  three  months  ended  March  31,  2001:
          None

     The accompanying notes are an integral part of these unaudited condensed financial statements.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2000, the Company recorded an impairment write-down of $21,285 of manuscript costs.

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

     STOCK BASED COMPENSATION - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". [See Note 7].

     LOSS PER SHARE - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" [See Note 8].

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

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                   March  31,     December  31,
                                      2002        2001
                                  -------------  -------------
  Office equipment . . . . . . .  $      1,742   $1,742

  Less: Accumulated depreciation          (871)    (784)
                                  -------------  -------------
                                  $        871   $  958
                                  =============  =============

     Depreciation expense for the three months ended March 31, 2002 and 2001 was $87 and $87, respectively.

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


                                   March  31,     December  31,
                                      2002         2001
                                  -------------  --------------
  Manuscripts, transcripts, etc.  $     23,650   $ 23,650

  Less: Accumulated amortization        (2,365)    (2,365)
  Less: Loss on impairment . . .       (21,285)   (21,285)
                                  -------------  --------------
                                  $          -   $      -
                                  =============  ==============

     Amortization expense for the three months ended March 31, 2002 and 2001 was $0 and $0, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002 and December 31, 2001.

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

NOTE  4  -  CAPITAL  STOCK  [CONTINUED]

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

     STOCK OPTIONS - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of March 31, 2002, no options have been issued under the Plan.

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

     MARKETING AGREEMENT - The Company has a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company's president. [See Note 6]

NOTE  6  -  MARKETING  AGREEMENT

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

     The Company has available at March 31, 2002 unused operating loss carryforwards of approximately $65,700 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,300 and $19,300 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $0 during the three months ended March 31, 2002.

NOTE  8  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                                   For  the  Three           From  Inception
                                                    Months  Ended            on  November  6,
                                                      March  31,             1996  Through
                                              -----------------------------    March  31,
                                                  2002           2001            2002
                                              ------------  ---------------  ------------

  Loss from continuing operations available
  to common shareholders (numerator) . . . .  $      (171)  $         (111)  $(65,471)
                                              ------------  ---------------  ------------
  Cumulative effect of change in accounting
  principle (numerator). . . . . . . . . . .  $         -   $            -   $   (221)
                                              ------------  ---------------  ------------
  Weighted average number of common
  shares outstanding used in loss per share
  for the period (denominator) . . . . . . .      375,000          375,000    338,275
                                              ============  ===============  ============

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  GOING  CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of March 31, 2002, we have not generated any revenue and have not made any sales either directly or via the internet.

     Our principal purpose is to sell our techniques in critical thinking, self-image psychology, and self-motivation to help people improve the quality of their lives. We are dedicated to the discovery and implementation of critical insights and understandings that are intended to give people a clearer view of themselves, others, and the world in which they live.

     Our research indicates that cultures either enter into prosperity, or fall into decline, as a result of the fundamental views held by its citizenry. We believe these fundamental views are the product of contributions from many disciplines. While some of these contributions help produce honest and clear thinking, other contributions produce dishonesty and confusion, leading to an eventual social decline. We believe that clear and thoughtful views are essential for a society to thrive. Our workshops are intended to help people develop problem-solving techniques through clear and honest thinking. We hope that people who use our workshops will be able to secure personal freedom and prosperity and contribute to society.

OUR  PRODUCTS

     Our research is condensed into a series of eight self-taught workshops. Each workshop consists of an audiotape and a workbook directed toward improving a particular facet of an individual's quality of life or interaction with others.

     The  Company's  eight  workshops  are  titled:

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

OUR  CONTRACT  WITH  LIFE  DISCOVERY  INSTITUTE

     On May 31, 2001, we entered into an exclusive agreement with the Life Discovery Institute, an education and publishing organization operated by our president, to sell our workshops through their website at www.ldi4u.com. Our
                                                              --------------
agreement is for a term of five years and is currently the only source of distribution for our workshops. We may seek additional sources of distribution in the future but we have no agreements or arrangements in place or pending at the present time.

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

     Our direct competitors utilize much of the same philosophy for self-improvement and motivation, and use the same or similar medium for marketing their products and services. We expect to encounter substantial competition in our efforts to promote sell market our products.

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001

     We have not generated any revenues since inception and have realized cumulative net loss of $65,692 through March 31, 2002. For the three months ending March 31, 2002 net loss was $171 compared to $111 for the same period in 2001. Expenses were $171 for the three months ending March 31, 2002, compared to $111 for the same period in 2001.

     As of March 31, 2002, we had total assets of $950 consisting of $79 in cash and $871 in property and equipment. Total current liabilities at March 31, 2002 were $19,142 consisting of $19,022 in accounts payable and $120 in an advance from a shareholder.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002 we had $79 in cash and have not generated any revenues. We expect that we will eventually generate revenues through the sale of our workshops on the LDI website although we cannot assure this. We intend to seek supplementary means of marketing our workshops, however, we have no additional marketing or distribution agreements in place at the present time.

     We anticipate that our expenses will increase over the next twelve months due to accounting and legal fees incurred through being a reporting company, as a result, we will not be able to meet our cash needs. We anticipate that we will rely on advances and loans from our officers, directors and/or shareholders to continue operations for the next twelve months.

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


                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached
          99.2  Certification of Chief Financial Officer  Attached

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  October  23,  2002            /s/ Neil  Christiansen
                                     ----------------------
                                     Neil  Christiansen
                                     CEO  and  Chief  Financial  Officer