Form 10QSB
period 2002-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2002-10-25
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 375,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                      FREEDOM RESOURCES ENTERPRISES, INC.

                                      INDEX

                                                                           Page
PART I.                        Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Unaudited Condensed Balance Sheets - June 30, 2002 and
          December 31, 2001                                                   4

          Unaudited Condensed Statements of Operations for the three and six months Ended June 30, 2002 and 2001, and from inception on
          November 6, 1996 through June 30, 2002                              5

          Unaudited Condensed Statements of Cash Flows for the six
          months ended June 30, 2002 and 2001, and from inception on
          November 6, 1996 through June 30, 2002                              6

          Notes to Unaudited Condensed Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          15

          Signatures                                                         16

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

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                         UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                  June  30,     December  31,
                                                     2002            2001
                                               --------------  --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $          72   $        103
                                               --------------  --------------
    Total Current Assets . . . . . . . . . . .             72            103

PROPERTY AND EQUIPMENT, net. . . . . . . . . .            785            958
                                               --------------  --------------
                                                $         857   $      1,061
                                               ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $      19,175   $     18,962
  Advance from a shareholder . . . . . . . . .            120            120
                                               --------------  --------------
      Total Current Liabilities. . . . . . . .         19,295         19,082
                                               --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .              -              -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .            375            375
  Capital in excess of par value . . . . . . .         47,125         47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .        (65,938)       (65,521)
                                               --------------  --------------
    Total Stockholders' Equity (Deficit) . . .        (18,438)       (18,021)
                                               --------------  --------------
                                                $         857   $      1,061
                                               ==============  ==============

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                                        FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                           [A  Development  Stage  Company]


                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                    For  the  Three                  For  the  Six           From  Inception
                                      Months  Ended                  Months  Ended           on  November 6,
                                        June  30,                      June  30,             1996  Through
                              ----------------------------  ------------------------------     June 30,
                                  2002           2001           2002            2001             2002
                              -------------  -------------  -------------  ---------------  -------------

REVENUE. . . . . . . . . . .  $          -   $          -   $          -   $            -   $      -
                              -------------  -------------  -------------  ---------------  -----------
EXPENSES:
  Depreciation and
    amortization . . . . . .            86             86            173              173      3,322
  General and administrative           160             44            244               68     26,651
  Research and development .             -              -              -                -     15,674
  Impairment of long-lived
    assets . . . . . . . . .             -              -              -                -     21,285
                              -------------  -------------  -------------  ---------------  -----------
    Total Expenses . . . . .           246            130            417              241     66,932
                              -------------  -------------  -------------  ---------------  -----------

LOSS FROM OPERATIONS . . . .          (246)          (130)          (417)            (241)   (66,932)

OTHER INCOME:
  Interest income. . . . . .             0              0              0                0      1,215
                              -------------  -------------  -------------  ---------------  -----------
LOSS BEFORE INCOME
  TAXES. . . . . . . . . . .          (246)          (130)          (417)            (241)   (65,717)

CURRENT TAX EXPENSE. . . . .             -              -              -                -          -

DEFERRED TAX EXPENSE . . . .             -              -              -                -          -
                              -------------  -------------  -------------  ---------------  -----------
LOSS FROM CONTINUING
  OPERATIONS . . . . . . . .          (246)          (130)          (417)            (241)   (65,717)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE. . . . . . . . .             -              -              -                -       (221)
                              -------------  -------------  -------------  ---------------  -----------
NET LOSS . . . . . . . . . .  $       (246)  $       (130)  $       (417)  $         (241)  $(65,938)
                              =============  =============  =============  ===============  ===========

LOSS PER COMMON SHARE:
  Continuing operations. . .  $       (.00)  $       (.00)  $       (.00)  $         (.00)  $   (.19)
  Change in accounting
    principle. . . . . . . .             -              -              -                -       (.00)
                              -------------  -------------  -------------  ---------------  -----------
    Loss per common
      share. . . . . . . . .  $       (.00)  $       (.00)  $       (.00)  $         (.00)  $   (.19)
                              =============  =============  =============  ===============  ===========

     The accompanying notes are an integral part of these unaudited condensed financial statements.

                              FREEDOM RESOURCES ENTERPRISES, INC.
                                [A Development Stage Company]


                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                            For  the  Six            From  Inception
                                                            Months  Ended            on  November  6,
                                                              June  30,               1996  Through
                                                    -------------------------------     June  30,
                                                        2002             2001             2002
                                                    -------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $       (417)  $          (241)  $(65,938)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . .             -                 -      2,432
    Depreciation expense . . . . . . . . . . . . .           173               173        957
    Loss on impairment of long-lived assets. . . .             -                 -     21,285
    Effect of change in accounting principle . . .             -                 -        221
    Changes in assets and liabilities:
      Increase in accounts payable . . . . . . . .           213                 -     19,175
                                                    -------------  ----------------  --------------
        Net Cash (Used) by Operating Activities. .           (31)              (68)   (21,868)
                                                    -------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . .             -                 -     (1,742)
  Organization costs . . . . . . . . . . . . . . .             -                 -       (288)
  Cost of manuscripts. . . . . . . . . . . . . . .             -                 -    (23,650)
                                                    -------------  ----------------  --------------
        Net Cash (Used) by Investing Activities. .             -                 -    (25,680)
                                                    -------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .             -                 -     52,500
  Stock offering costs . . . . . . . . . . . . . .             -                 -     (5,000)
  Advances from a shareholder. . . . . . . . . . .             -                 -        120
                                                    -------------  ----------------  --------------
        Net Cash Provided by Financing Activities.             -                 -     47,620
                                                    -------------  ----------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .           (31)              (68)        72

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .           103                88          -
                                                    -------------  ----------------  --------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $         72   $            20   $     72
                                                    =============  ================  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $          -   $             -   $      -
    Income taxes . . . . . . . . . . . . . . . . .  $          -   $             -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  six  months  ended  June  30,  2002:
          None

     For  the  six  months  ended  June  30,  2001:
          None

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                     June  30,   December  31,
                                      2002         2001
                                  -------------  -------------
  Office equipment . . . . . . .  $      1,742   $1,742

  Less: Accumulated depreciation          (957)    (784)
                                  -------------  -------------
                                  $        785   $  958
                                  =============  =============

Depreciation expense for the six months ended June 30, 2002 and 2001 was $173 and $173, respectively.

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


                                    June  30,     December  31,
                                      2002         2001
                                  -------------  ----------
  Manuscripts, transcripts, etc.  $     23,650   $ 23,650

  Less: Accumulated amortization        (2,365)    (2,365)
  Less: Loss on impairment . . .       (21,285)   (21,285)
                                  -------------  ----------
                                  $          -   $      -
                                  =============  ==========

     Amortization expense for the six months ended June 30, 2002 and 2001 was $0 and $0, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002 and December 31, 2001.

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

     STOCK OPTIONS - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of June 30, 2002, no options have been issued under the Plan.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     PAYABLE TO RELATED PARTY - An officer of the Company advanced $288 to cover the organization costs of the Company. The advance was repaid during December 2000.

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

     The Company has available at June 30, 2002 unused operating loss carryforwards of approximately $65,900 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,400 and $19,300 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $100 during the six months ended June 30, 2002.

NOTE  8  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                    For  the  Three               For  the  Six         From  Inception
                                     Months  Ended                Months  Ended         on  November  6,
                                       June  30,                    June  30,           1996  Through
                              --------------------------  ----------------------------     June  30,
                                  2002          2001          2002           2001            2002
                              ------------  ------------  ------------  --------------  -------------

  Loss from continuing
  operations available to
  common shareholders
  (numerator). . . . . . . .  $      (246)  $      (130)  $      (417)  $        (241)  $(65,717)
                              ------------  ------------  ------------  --------------  -------------
  Cumulative effect of
  change in accounting
  principle (numerator). . .  $         -   $         -   $         -   $           -   $   (221)
                              ------------  ------------  ------------  --------------  -------------
  Weighted average
  number of common
  shares outstanding used
  in loss per share for the
  period (denominator) . . .      375,000       375,000       375,000         375,000    339,896
                              ============  ============  =============  =============  =============

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     We have not generated any revenues since inception and have realized cumulative net loss of $65,938 through June 30, 2002. For the three months ending June 30, 2002 net loss was $246 compared to $130 for the same period in 2001. Expenses were $246 for the three months ending June 30, 2002, compared to

$130 for the same period in 2001. For the six months ending June 30, 2002, total expenses were $417 resulting in a net loss of $417. For the six months ending June 30, 2001, total expenses were $241 resulting in net loss of $241.

     As of June 30, 2002, we had total assets of $857 consisting of $72 in cash and $785 in property and equipment. Total current liabilities at June 30, 2002 were $19,295 consisting of $19,175 in accounts payable and $120 in an advance from a shareholder.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 we had $72 cash and have not generated any revenues. We expect that we will eventually generate revenues through the sale of our workshops on the LDI website although we cannot assure this. We intend to seek supplementary means of marketing our workshops, however, we have no additional marketing or distribution agreements in place at the present time.

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


                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


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


                                 FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  October  23,  2002        /s/Neil  Christiansen
                                 -----------------------
                                 Neil Christiansen
                                 CEO  and  Chief  Financial  Officer