Form 10QSB
period 2002-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2002-11-12
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 000-32735
                       FREEDOM RESOURCES ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                87-0567033
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)


                     901 EAST 7800 SOUTH, MIDVALE, UT  84047
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 375,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                      FREEDOM RESOURCES ENTERPRISES, INC.

                                      INDEX

                                                                           Page
PART I.                        Financial Information
          Item 1.  Financial Statements (unaudited)                           3

          Unaudited Condensed Balance Sheets - September 30, 2002 and
          December 31, 2001                                                   4

          Unaudited Condensed Statements of Operations for the three and nine months Ended September 30, 2002 and 2001, and from
          inception on November 6, 1996 through September 30, 2002            5

          Unaudited Condensed Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2001, and from inception
          on November 6, 1996 through June 30, 2002                           6

          Notes to Unaudited Condensed Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     13

          Item 3.     Controls and procedures                                14

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          15

          Signatures                                                         16

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


                      FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                September 30,   December  31,
                                                   2002             2001
                                                --------------  -------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $          72   $    103
                                                --------------  -------------
    Total Current Assets . . . . . . . . . . .             72        103

PROPERTY AND EQUIPMENT, net. . . . . . . . . .            698        958

                                                --------------  -------------
                                                $         770   $  1,061
                                                ==============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $      24,706   $ 18,962
  Advance from a shareholder . . . . . . . . .            120        120
                                                --------------  -------------
      Total Current Liabilities. . . . . . . .         24,826     19,082
                                                --------------  -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .              -          -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .            375        375
  Capital in excess of par value . . . . . . .         47,125     47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .        (71,556)   (65,521)
                                                --------------  -------------
    Total Stockholders' Equity (Deficit) . . .        (24,056)   (18,021)
                                                --------------  -------------
                                                $         770   $  1,061
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


                                   FREEDOM RESOURCES ENTERPRISES, INC.
                                      [A Development Stage Company]
                               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                     For  the  Three                For  the  Nine          From  Inception
                                     Months  Ended                  Months  Ended           on  November  6,
                                    September  30,                  September  30,          1996  Through
                              ----------------------------  ------------------------------  September  30,
                                  2002           2001           2002            2001            2002
                              -------------  -------------  -------------  ---------------  --------------
REVENUE. . . . . . . . . . .  $          -   $          -   $          -   $            -   $      -
                              -------------  -------------  -------------  ---------------  --------------
EXPENSES:
  Depreciation and
    amortization . . . . . .            87             88            260              261      3,409
  General and administrative         5,532          6,790          5,776            6,858     32,183
  Research and development .             -              -              -                -     15,674
  Impairment of long-lived
    assets . . . . . . . . .             -              -              -                -     21,285
                              -------------  -------------  -------------  ---------------  --------------
    Total Expenses . . . . .         5,619          6,878          6,036            7,119     72,551
                              -------------  -------------  -------------  ---------------  --------------

LOSS FROM OPERATIONS . . . .        (5,619)        (6,878)        (6,036)          (7,119)   (72,551)

OTHER INCOME:
  Interest income. . . . . .             1              0              1                0      1,216
                              -------------  -------------  -------------  ---------------  --------------
LOSS BEFORE INCOME
  TAXES. . . . . . . . . . .        (5,618)        (6,878)        (6,035)          (7,119)   (71,335)

CURRENT TAX EXPENSE. . . . .             -              -              -                -          -

DEFERRED TAX EXPENSE . . . .             -              -              -                -          -
                              -------------  -------------  -------------  ---------------  --------------
LOSS FROM CONTINUING
  OPERATIONS . . . . . . . .        (5,618)        (6,878)        (6,035)          (7,119)   (71,335)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE. . . . . . . . .             -              -              -                -       (221)
                              -------------  -------------  -------------  ---------------  --------------
NET LOSS . . . . . . . . . .  $     (5,618)  $     (6,878)  $     (6,035)  $       (7,119)  $(71,556)
                              =============  =============  =============  ===============  ==============

LOSS PER COMMON SHARE:
  Continuing operations. . .  $       (.02)  $       (.02)  $       (.02)  $         (.02)  $   (.21)
  Change in accounting
    principle. . . . . . . .             -              -              -                -       (.00)
                              -------------  -------------  -------------  ---------------  --------------
    Loss per common
      share. . . . . . . . .  $       (.02)  $       (.02)  $       (.02)  $         (.02)  $   (.21)
                              =============  =============  =============  ===============  ==============

     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                      FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                          [A Development Stage Company]
                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                              For  the  Nine             From Inception
                                                                               Months  Ended            on November 6,
                                                                              September  30,             1996  Through
                                                                      -------------------------------   September  30,
                                                                          2002             2001              2002
                                                                      -------------  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (6,035)  $        (7,119)  $(71,556)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . . . . . . . . . . .             -                 -      2,432
    Depreciation expense . . . . . . . . . . . . . . . . . . . . . .           260               261      1,044
    Loss on impairment of long-lived assets. . . . . . . . . . . . .             -                 -     21,285
    Effect of change in accounting principle . . . . . . . . . . . .             -                 -        221
    Changes in assets and liabilities:
      Increase in accounts payable . . . . . . . . . . . . . . . . .         5,744             6,777     24,706
                                                                      -------------  ----------------  -----------------
        Net Cash (Used) by Operating Activities. . . . . . . . . . .           (31)              (81)   (21,868)
                                                                      -------------  ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . . . . . . . . . . .             -                 -     (1,742)
  Organization costs . . . . . . . . . . . . . . . . . . . . . . . .             -                 -       (288)
  Cost of manuscripts. . . . . . . . . . . . . . . . . . . . . . . .             -                 -    (23,650)
                                                                      -------------  ----------------  -----------------
        Net Cash (Used) by Investing Activities. . . . . . . . . . .             -                 -    (25,680)
                                                                      -------------  ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . . . . . . . . . . .             -                 -     52,500
  Stock offering costs . . . . . . . . . . . . . . . . . . . . . . .             -                 -     (5,000)
  Advances from a shareholder. . . . . . . . . . . . . . . . . . . .             -               120        120
                                                                      -------------  ----------------  -----------------
        Net Cash Provided by Financing Activities. . . . . . . . . .             -               120     47,620
                                                                      -------------  ----------------  -----------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . .           (31)               36         72

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . .           103                88          -
                                                                      -------------  ----------------  -----------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .  $         72   $           127   $     72
                                                                      =============  ================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $             -   $      -
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $             -   $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  For the nine months ended September 30, 2002:
    None

  For the nine months ended September 30, 2001:
None

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                  September 30,   December 31,
                                      2002        2001
                                  -------------  ------------
  Office equipment . . . . . . .  $      1,742   $1,742

  Less: Accumulated depreciation        (1,044)    (784)
                                  -------------  ------------
                                  $        698   $  958
                                  =============  ============

     Depreciation expense for the nine months ended September 30, 2002 and 2001 was $260 and $261, respectively.

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


                                  September 30,    December  31,
                                      2002         2001
                                  -------------  --------------
  Manuscripts, transcripts, etc.  $     23,650   $ 23,650

  Less: Accumulated amortization        (2,365)    (2,365)
  Less: Loss on impairment . . .       (21,285)   (21,285)
                                  -------------  --------------
                                  $          -   $      -
                                  =============  ==============

     Amortization expense for the nine months ended September 30, 2002 and 2001 was $0 and $0, respectively.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2002 and December 31, 2001.

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

     STOCK OPTIONS - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultant of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of September 30, 2002, no options have been issued under the Plan.

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

NOTE  7  -  GOING  CONCERN

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

     The Company has available at September 30, 2002 unused operating loss carryforwards of approximately $71,600 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $20,200 and $19,300 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $900 during the nine months ended September 30, 2002.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE  9  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                      For  the  Three             For  the  Nine          From  Inception
                                       Months  Ended              Months  Ended          on  November  6,
                                      September  30,              September  30,           1996  Through
                              --------------------------  ---------------------------      September  30,
                                  2002          2001          2002           2001              2002
                              ------------  ------------  ------------  --------------  ----------------
  Loss from continuing
  operations available to
  common shareholders
  (numerator). . . . . . . .  $    (5,618)  $    (6,878)  $    (6,035)  $      (7,119)  $(71,335)
                              ------------  ------------  ------------  --------------  ----------------
  Cumulative effect of
  change in accounting
  principle (numerator). . .  $         -   $         -   $         -   $           -   $   (221)
                              ------------  ------------  ------------  --------------  ----------------
  Weighted average
  number of common
  shares outstanding used
  in loss per share for the
  period (denominator) . . .      375,000       375,000       375,000         375,000    341,395
                              =============  ============  ============  =============  =================

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     We have not generated any revenues since inception and have realized cumulative net loss of $71,556 from inception through September 30, 2002. For the three months ending September 30, 2002 net loss was $5,618 compared to $6,878 for the same period in 2001. Expenses were $5,619 for the three months ending September 30, 2002, consisting of $5,532 in general and administrative expense and $87 in depreciation and amortization. By comparison, expenses were $6,790 for the same period in 2001 consisting of $6,790 in general and administrative expenses and $88 in depreciation and amortization.

     For the nine months ending September 30, 2002, total expenses were $6,036 consisting of $5,776 in general and administrative expenses and $260 in depreciation and amortization. For the nine months ended September 30, 2001, total expenses were $7,119 consisting of $6,858 general and administrative expenses and $261 in depreciation and amortization. As a result of these factors, the Company had a net loss of $6,035 for the first nine months of 2002, and a loss of $7,119 for the comparable period in 2001.

     As of September 30, 2002, the Company had total assets of $770 consisting of $72 in cash and $698 in property and equipment. Total current liabilities at September 30, 2002 were $24,826 consisting of $24,706 in accounts payable and $120 in an advance from a shareholder.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  November  12,  2002               /s/ Neil  Christiansen
                                         ----------------------
                                         Neil  Christiansen
                                         CEO  and  Chief  Financial  Officer