Form 10QSB/A
period 2002-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2002-11-14
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A

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


                                  FORM 10-QSB/A
                      FREEDOM RESOURCES ENTERPRISES, INC.

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

DESCRIPTION  OF  BUSINESS.

     Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of September 30, 2002, we have not generated any revenue and have not made any sales either directly or via the internet.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     We have not generated any revenues since inception and have realized cumulative net loss of $71,556 from inception through September 30, 2002. For the three months ending September 30, 2002 net loss was $5,618 compared to $6,878 for the same period in 2001. Expenses were $5,619 for the three months ending September 30, 2002, consisting of $5,532 in general and administrative expense and $87 in depreciation and amortization. By comparison, expenses were $6,790 for the same period in 2001 consisting of $6,878 in general and administrative expenses and $88 in depreciation and amortization.

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


                              FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  November  13,  2002               /s/ Neil  Christiansen
                                         ----------------------
                                         Neil  Christiansen
                                         CEO  and  Chief  Financial  Officer