Form 10KSB
period 2002-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-03-31
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment  to  this  Form  10-KSB.  [    ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $-0-.

The aggregate market value of the issuer's voting stock held as of December 31, 2002, by non-affiliates of the issuer was $-0-. There was no active trading market and no quote Freedom Resources Enterprises, Inc. during fiscal year 2002, therefore the value is deemed to be $-0-.

As of December 31, 2002 the issuer had 375,000 shares of its $.001 par value common stock outstanding.

Transitional  Small  Business  Format:  Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none


                               FREEDOM RESOURCES ENTERPRISES, INC.

                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      6

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              9

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                           10

          Item 14.  Controls and Procedures                                                    10

          Signatures                                                                           11

          Certification                                                                        12

(Inapplicable  items  have  been  omitted)

                                     PART I

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

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not published the book, but are using materials gathered during our research to develop and sell a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook presenting techniques in critical thinking, self-image psychology, and self-motivation. These workshops are sold online under a marketing agreement with Life Discovery Institute, a company that maintains a website dedicated to self-improvement and education.

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

OUR  CONTRACT  WITH  LIFE  DISCOVERY  INSTITUTE

From August 1999 though October of 2000, Freedom Resources invested approximately $15,674 toward developing a website for marketing our products via the Internet. Ultimately, we did not launch the website. Instead, we assigned our interest in the website to Life Discovery Institute, an education and publishing organization operated by our President, Neil Christiansen. Our agreement began on May 31, 2001 and runs through May 31, 2006. Under the agreement, we assigned all of our interest and investment in developing the website to LDI who completed development and launched the website. In exchange for our prior investment in the website, LDI allows us to market our workshops at no charge through the LDI website at www.ldi4u.com. This is currently the
                                           -------------
only source of distribution for our workshops. We may eventually seek additional sources of marketing, however, we have no agreements or understandings to that effect at the present time.

Customers may access and purchase our products by visiting the LDI homepage and clicking on either Organizations or Authors. Each of these headings leads to a drop-down menu with links to Freedom Resources' products with descriptions and prices of the individual workshops. Customers may either download workshops directly from the website or have the materials mailed. Our workshops are currently priced at $49.00 for the general public and $39.00 for LDI members. LDI sells memberships for $39.00 per year. We do not receive any of the proceeds from the sale of LDI memberships.

THE  INTERNET  AND  OUR  TARGET  MARKETS

We intend to use the Internet as our primary source of distribution. We believe that providing our products through the Internet will allow us to minimize the expenses associated with traditional offline personal and professional programs. For example, we will not have many of the overhead expenses associated with on-site retail operations such as rental, utility fees and labor costs.

We also believe that the Internet will continue to grow as a medium of communication and commerce. Each year more and more people are using the

Internet to access information and to purchase products. According to Nielsen//Netratings, 168.6 million people in the United States had access to the Internet during the fourth quarter of 2002 representing 29% of the 580 million global Internet users. The most recent economic census reported that total E-commerce revenues reached $29 billion in 2000. We believe this data indicates that the Internet could become a viable source of distribution for our products. We hope to capitalize on this growing acceptance of the Internet by establishing an online presence to market our self-improvement materials. The above statistics are publicly available free of charge or for a nominal charge, and were not commissioned by the Company. The Commerce Department's 2000 E-Commerce Multi-sector Report is available at http://www.census.gov/eos/www/ebusiness614.htm. Global Internet usage statistics are available at http://www.nielsen-netratings.com/pr/pr_030220.pdf.

Our business targets the self-improvement market. We believe that Life Discovery Institute and similar websites provide an online destination for people seeking guidance in their personal and professional lives. Accordingly, we believe our success will be dependent on targeting both the business and personal markets. We believe that these markets are looking for:

     a resource to help them make positive changes in the key areas of their lives;

     access  to  advice;

     interaction  with  other  people  seeking  to  make  similar  changes;  and products  and  services  that  will  support  these  efforts.

We intend to continue developing and marketing products directed toward achieving these goals. We are also considering other strategies to promote Freedom Resources' products. Possible strategies include direct advertising to the business community through targeted publications, radio stations and cross-promotional arrangements. We also plan to leverage other audience building strategies through the LDI website.

COMPETITION

Our biggest challenge in the coming months will be establishing our identity in the E-commerce arena. There are hundreds if not thousands of self-improvement and health care related websites. Many of our competitors utilize much of the same philosophy for self-improvement and motivation, and use the same or similar media for marketing their products and services. Leading websites dedicated to self-improvement include selfimprovementonline.com and SelfGrowth.com. These websites typically provide online articles and workshops, as well as ordering platforms for motivational books, video and audio tapes. Many of these websites also provide online registration for motivational seminars and conferences.

We also face competition from large, well-established companies providing motivational seminars and product sales. We believe that leading competitors in the area of motivational speaking and product sales include Tony Robbins, Wayne Dyer, Zig Zigler and Deepak Chopra. These competitors have considerably greater financial, marketing, sales and technical resources than those available to us.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

We do not currently own or lease any property. Mr. Christiansen allows us to use his office at 901 East 7800 South in Midvale, Utah on a rent-free basis. Our current operations do not require independent facilities and we expect this arrangement to continue until our activities expand to a point necessitating relocation.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any current or pending legal proceedings involving Freedom Resources, our officers or directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There currently is no active trading for Freedom Resources' Common Stock on a recognized exchange.

At December 31, 2002, the number of record holders of our Common Stock was 22. Total shares issued and outstanding were 375,000. Such number of record holders was determined from our shareholders' list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS OF OPERATIONS FOR THE PERIODS ENDING DECEMBER 31, 2002 AND DECEMBER 31, 2001

We have not generated any revenue to date. Net loss was $13,921 for the year ended December 31, 2002 and $15,669 for the year ended December 31, 2001. Cumulative net loss since inception on November 6, 1996 through December 31, 2002 was $79,442.

Expenses during the year ended December 31, 2002 were $13,922. Expenses consisted of $347 in depreciation and amortization costs and $13,575 in general and administrative costs. Expenses for the year ended December 31, 2001 were $15,670 consisting of $15,322 in general and administrative costs and $348 in depreciation and amortization. General and administrative costs during both 2002 and 2001 were almost exclusively due to professional, legal and accounting fees associated with our public filings and with preparing a Registration Statement on Form 10-SB. At the date of this report, the Registration is not effective.

We earned $1 in interest income for the year ended December 31, 2001 and $1 in interest income for the year ended December 31, 2002.

As of December 31, 2002, we had total assets of $683 consisting of $611 in property and equipment and $72 in cash. At December 31, 2001 assets were $1,061 consisting of $103 in cash and $958 in property and equipment. Total current liabilities at December 31, 2002 were $32,625 consisting of $31,954 in accounts payable, $120 in advances and $551 in accrued taxes. At December 31, 2001 current liabilities were $19,082 consisting of $18,962 in accounts payable and $120 in an advance from a shareholder.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 we had $72 in cash and had not generated any revenues. We expect that we will eventually generate revenues through the sale of our workshops on the LDI website, however, we cannot assure this. If LDI does not succeed in selling our workshops we may seek alternate marketing channels of distribution. We are not seeking other marketing sources at the present time and we do not have a contingency plan if our agreement with LDI is unprofitable.

We anticipate that our expenses will increase over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company. We estimate that resulting general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000. We also have current liabilities of $32,635. As a result, we will need to raise approximately $40,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

PLAN  OF  OPERATION

We expect to encounter significant difficulties in effectuating our business plan. As of December 31, 2002, we have not generated any revenue and have not made any sales either directly or through the LDI website. Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

Although online spending has increased substantially over the past five years, we have not benefited from this trend. To date, we have not generated any revenue from the sale of our products and establishing our presence in the Internet marketplace continues to be an obstacle. We hope to eventually generate revenue as we implement our business plan. However, we cannot guarantee that the LDI website will emerge as a viable marketing platform or that we will be successful in our efforts to establish a profitable online presence.

During the next twelve months we anticipate that our president, Neil Christiansen, will be actively working with LDI to promote our products and attract customers to the website. Very little work in this area has heretofore been done. Possible strategies include working with search engine submissions, news group postings and cross-promotions with affinity sites to properly index materials.

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


NAME               AGE         POSITION             SINCE
-----------------

Neil Christiansen   67  President and Director  November, 1996

Margie Aliprandi.   45  Secretary and Director  November, 1996

Charisse Orton. .   36  Treasurer and Director  November 1996

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2002, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 375,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


NAME AND ADDRESS                      NUMBER OF SHARES   % OF SHARES
                                     BENEFICIALLY OWNED

Neil Christiansen (1) . . . . . . .             230,000        61.33%
901 East 7800 South
Midvale, UT  84047

Serenity Services, Inc. . . . . . .              18,750          5.0%
545 West 150 South
Springville, UT 84663

Growth Ventures Inc. Pension. . . .              18,750          5.0%
Plan and Trust
14 Red Tail Drive
Highlands Ranch, CO 80126

Margie Aliprandi (1). . . . . . . .              10,625          2.8%
6466 Crest Mount Drive
Salt Lake City, UT 84121

Charisse Orton (1). . . . . . . . .              10,625          2.8%
10149 Silver Streak Drive
Sandy, UT 84095

Officers and Directors as a Group:.             251,250         67.0%
3 People

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of Freedom Resources.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Ms. Aliprandi and Ms. Orton are both officers and directors of Freedom Resources and are both daughters of Mr. Christiansen, the president and director of Freedom Resources.

We utilize office space provided at no charge by our president, Neil Christiansen. Management believes the use of Mr. Christiansen's office is of negligible value as our current operations do not require any staff or independent facilities.

Mr. Christiansen has advanced $120 to the Company. At December 31, 2002 the advance had not been repaid. The advance carries no interest and is payable on demand.

We have a marketing agreement with the Life Discovery Institute and have contributed approximately $15,674 to developing their website in exchange for free use of the website to market our products. Mr. Christiansen is a founder and director of the Life Discovery Institute.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                        LOCATION

          99.1  Certification of CEO and CFO pursuant to Section 906 of the  Attached
                 Sarbanes-Oxley Act of 2002

          99.2  Code of Business Ethics and Corporate Conduct . . . . . . .  Attached

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Freedom Resources during the last quarter of the period covered by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation. We have recently adopted a Code of Ethics and Business Conduct to help ensure the effectiveness of our disclosure controls and procedures, and to demonstrate our commitment to operating ethically. The Code is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  March  27,  2003         /s/Neil  Christiansen
                                ------------------------------
                                Neil  Christiansen
                                CEO and Chief Financial Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  March  27,  2003                         /s/Neil  Christiansen
                                                -----------------------
                                                Neil  Christiansen
                                                Director


Date:  March  27,  2003                         /s/Margie  Aliprandi
                                                ----------------------
                                                Margie  Aliprandi
                                                Director


Date:  March  27,  2003                         /s/Charisse  Orton
                                                --------------------
                                                Charisse  Orton
                                                Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Neil Christiansen, the Chief Executive Officer and Chief Financial Officer of Freedom Resources Enterprises, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  27,  2003                   /s/Neil  Christiansen
                                   -------------------------
                                   Neil  Christiansen
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


                      FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]


                                    CONTENTS


                                                            PAGE
                                                           ------
  -    Independent Auditors' Report. . . . . . . . . . .     14


  -    Balance Sheet, December 31, 2002. . . . . . . . .     15


  -    Statements of Operations, for the years ended
         December 31, 2002 and 2001 and from inception
         on November 6, 1996 through December 31, 2002 .     16


  -    Statement of Stockholders' Equity (Deficit), from
       inception on November 6, 1996 through
       December 31, 2002 . . . . . . . . . . . . . . . .     17


  -    Statements of Cash Flows, for the years ended
         December 31, 2002 and 2001 and from inception
         on November 6, 1996 through December 31, 2002 .     18


  -    Notes to Financial Statements . . . . . . . . . .  19-24

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
FREEDOM  RESOURCES  ENTERPRISES,  INC.
Salt  Lake  City,  Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on November 6, 1996 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on November 6, 1996 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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



PRITCHETT,  SILER  &  HARDY,  P.C.
-----------------------------------

February  3,  2003
Salt  Lake  City,  Utah



              FREEDOM RESOURCES ENTERPRISES, INC.
                 [A Development Stage Company]

                        BALANCE SHEET


                           ASSETS


                                                 December 31,
                                                     2002
                                                --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $          72
                                                --------------
    Total Current Assets . . . . . . . . . . .             72

PROPERTY AND EQUIPMENT, net. . . . . . . . . .            611
                                                --------------
                                                $         683
                                                ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $      31,954
  Advance from a shareholder . . . . . . . . .            120
  Accrued taxes. . . . . . . . . . . . . . . .            551
                                                --------------
      Total Current Liabilities. . . . . . . .         32,625
                                                --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .              -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .            375
  Capital in excess of par value . . . . . . .         47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .        (79,442)
                                                --------------
    Total Stockholders' Equity (Deficit) . . .        (31,942)
                                                --------------
                                                $         683
                                                ==============


    The accompanying notes are an integral part of this financial statement.


                      FREEDOM  RESOURCES  ENTERPRISES,  INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                                                    From Inception
                                          For  the  Years           on November 6,
                                         Ended  December  31,       1996 Through
                                   -------------------------------  December  31,
                                        2002            2001            2002
                                   --------------  ---------------  --------------
REVENUE . . . . . . . . . . . . .  $           -   $            -   $      -
                                   --------------  ---------------  --------------

EXPENSES:
  Depreciation and amortization .            347              348      3,563
  General and administrative. . .         13,575           15,322     39,915
  Research and development. . . .              -                -     15,674
  Impairment of long-lived assets              -                -     21,285
                                   --------------  ---------------  --------------
    Total expenses. . . . . . . .         13,922           15,670     80,437
                                   --------------  ---------------  --------------
LOSS FROM OPERATIONS. . . . . . .        (13,922)         (15,670)   (80,437)

OTHER INCOME:
  Interest Income . . . . . . . .              1                1      1,216
                                   --------------  ---------------  --------------

LOSS BEFORE INCOME TAXES. . . . .        (13,921)         (15,669)   (79,221)

CURRENT TAX EXPENSE . . . . . . .              -                -          -

DEFERRED TAX EXPENSE. . . . . . .              -                -          -
                                   --------------  ---------------  --------------

LOSS FROM CONTINUING
  OPERATIONS. . . . . . . . . . .        (13,921)         (15,669)   (79,221)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE . . . .              -                -       (221)
                                   --------------  ---------------  --------------

NET LOSS. . . . . . . . . . . . .  $     (13,921)  $      (15,669)  $(79,442)
                                   ==============  ===============  ==============

LOSS PER COMMON SHARE:
  Continuing operations . . . . .  $        (.04)  $         (.04)  $   (.23)
  Change in accounting principle.              -                -       (.00)
                                   --------------  ---------------  --------------
  Loss per common share . . . . .  $        (.04)  $         (.04)  $   (.23)
                                   ==============  ===============  ==============

   The accompanying notes are an integral part of these financial statements.


                                          FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                               [A Development Stage Company]

                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            FROM INCEPTION ON NOVEMBER 6, 1996

                                                 THROUGH DECEMBER 31, 2002

                                                                                                               Deficit
                                                                                                             Accumulated
                                              Preferred  Stock           Common  Stock       Capital  in     During  the
                                           -----------------------  -----------------------   Excess  of     Development
                                             Shares      Amount       Shares      Amount       Par Value        Stage
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, November 6, 1996 . . . . . . . .           -  $         -           -  $         -  $           -  $           -

Issued 250,000 shares of common stock
  for cash of $2,500, or $.01 per share,
  November 1996 . . . . . . . . . . . . .           -            -     250,000          250          2,250              -

Net loss for the period ended
  December 31, 1996 . . . . . . . . . . .           -            -           -            -              -            (50)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1996. . . . . . . .           -            -     250,000          250          2,250            (50)

Issued 23,750 shares of common stock
  for cash of $9,500, or $.40 per share,
  August 1997 . . . . . . . . . . . . . .           -            -      23,750           24          9,476              -

Net loss for the year ended
  December 31, 1997 . . . . . . . . . . .           -            -           -            -              -         (1,661)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1997. . . . . . . .           -            -     273,750          274         11,726         (1,711)

Issued 101,250 shares of common stock
  for cash of $40,500, or $.40 per share,
  net of stock offering costs of $5,000,
  May and August 1998 . . . . . . . . . .           -            -     101,250          101         35,399              -

Net loss for the year ended
  December 31, 1998 . . . . . . . . . . .           -            -           -            -              -         (4,942)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1998. . . . . . . .           -            -     375,000          375         47,125         (6,653)

Net loss for the year ended
  December 31, 1999 . . . . . . . . . . .           -            -           -            -              -         (2,243)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 1999. . . . . . . .           -            -     375,000          375         47,125         (8,896)

Net loss for the year ended
  December 31, 2000 . . . . . . . . . . .           -            -           -            -              -        (40,956)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 2000. . . . . . . .           -            -     375,000          375         47,125        (49,852)

Net loss for the year ended
  December 31, 2001 . . . . . . . . . . .           -            -           -            -              -        (15,669)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 2001. . . . . . . .           -            -     375,000          375         47,125        (65,521)

Net loss for the year ended
  December 31, 2002 . . . . . . . . . . .           -            -           -            -              -        (13,921)
                                           ----------  -----------  ----------  -----------  -------------  --------------
BALANCE, December 31, 2002. . . . . . . .           -  $         -     375,000  $       375  $      47,125  $     (79,442)
                                           ==========  ===========  ==========  ===========  =============  ==============

    The accompanying notes are an integral part of this financial statement.


                              FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                  [A Development Stage Company]

                                    STATEMENTS OF CASH FLOWS

                                                                                       From Inception
                                                        For  the  Years  Ended         on November 6,
                                                              December  31,            1996  Through
                                                    ---------------------------------  December  31,
                                                         2002              2001           2002
                                                    ---------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $      (13,921)  $       (15,669)  $(79,442)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . .               -                 -      2,432
    Depreciation expense . . . . . . . . . . . . .             347               348      1,131
    Loss on impairment of long-lived assets. . . .               -                 -     21,285
    Effect of change in accounting principal . . .               -                 -        221
    Changes in assets and liabilities:
    Increase in accounts payable . . . . . . . . .          12,992            15,216     31,954
    Increase in accrued taxes. . . . . . . . . . .             551                 -        551
                                                    ---------------  ----------------  --------------
        Net Cash (Used) by Operating Activities. .             (31)             (105)   (21,868)
                                                    ---------------  ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . .               -                 -     (1,742)
  Organization costs . . . . . . . . . . . . . . .               -                 -       (288)
  Cost of manuscripts. . . . . . . . . . . . . . .               -                 -    (23,650)
                                                    ---------------  ----------------  --------------
    Net Cash (Used) by Investing Activities. . . .               -                 -    (25,680)
                                                    ---------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .               -                 -     52,500
  Stock offering costs . . . . . . . . . . . . . .               -                 -     (5,000)
  Advances from a shareholder. . . . . . . . . . .               -               120        120
                                                    ---------------  ----------------  --------------
        Net Cash Provided by Financing Activities.               -               120     47,620
                                                    ---------------  ----------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .             (31)               15         72

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .             103                88          -
                                                    ---------------  ----------------  --------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $           72   $           103   $     72
                                                    ===============  ================  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $            -   $             -   $      -
    Income taxes . . . . . . . . . . . . . . . . .  $            -   $             -   $      -

SUPPLEMENTAL  DISCLOSURES  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  Year  Ended  December  31,  2002:
          None

     For  the  Year  Ended  December  31,  2001:
          None

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

     REVENUE RECOGNITION - The Company has not yet generated any revenue. The Company plans to recognize revenue when the product is delivered or when the service is rendered. The Company will record revenues generated by the sale of items that the Company produces or purchases as inventory on the gross basis. On a gross basis, the entire sale amount is recorded as revenue. The Company will record revenue generated by the sale of items where the Company only acts as an agent or when the Company has no risk of loss on the net basis. The Company will record revenue generated by Internet sales utilizing third party websites on the net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RECLASSIFICATION - The financial statements for years prior to December 31, 2002 have been reclassified to conform to the headings and classifications used in the December 31, 2002 financial statements.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                   December 31,
                                       2002
                                  --------------
  Office equipment . . . . . . .  $       1,742

  Less: Accumulated depreciation         (1,131)
                                  --------------
                                  $         611
                                  ==============

Depreciation expense for the years ended December 31, 2002 and 2001 were $347 and $348, respectively.

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


                                   December 31,
                                       2002
                                  --------------
  Manuscripts, transcripts, etc.  $      23,650

  Less: Accumulated amortization         (2,365)
  Less: Loss on impairment . . .        (21,285)
                                  --------------
                                  $           -
                                  ==============

     Amortization expense for the years ended December 31, 2002 and 2001 was $0 and $0, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2002.

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

     STOCK OPTIONS - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultant of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of December 31, 2002, no options have been issued under the Plan.

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

     MARKETING AGREEMENT - The Company has a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company's president [See Note 7].

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

     From August 1999 through October 2000, the Company invested approximately $15,674 towards developing a website to market its products via the internet. Ultimately, the Company did not launch its website. Instead, the Company assigned its interest in the website to Life Discovery Institute ("LDI"), an education and publishing organization operated by the Company's president. On May 31, 2001, the Company entered into a five-year marketing agreement with LDI. Under the agreement, the Company assigned all its interest and investment in developing the website to LDI which completed development and launched the website. In exchange for the Company's prior investment in the website, LDI allows the Company to market its products at no charge through the LDI website. This agreement will end on May 31, 2006. The company currently has no other sources of distribution for its workshops.

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

     The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $55,800 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $19,000 and $19,300 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $300 during the year ended December 31, 2002.


NOTE  9  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:


                                                                              From Inception
                                                  For  the  Year  Ended       on November 6,
                                                      December  31,           1996  Through
                                              ------------------------------  December  31,
                                                   2002            2001           2002
                                              --------------  --------------  --------------
  Loss from continuing operations available
  to common shareholders (numerator) . . . .  $     (13,921)  $     (15,669)  $(79,221)
                                              --------------  --------------  --------------
  Cumulative effect of change in accounting
    principle (numerator). . . . . . . . . .  $           -   $           -   $   (221)
                                              --------------  --------------  --------------
  Weighted average number of common
  shares outstanding used in loss per share
  for the period (denominator) . . . . . . .        375,000         375,000    342,772
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