Form 10KSB/A
period 2001-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-04-25
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2001

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

Signatures  and  Certification

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


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT NUMBER  TITLE                                                           LOCATION
          99.1   Certification of Chief Executive Officer and Chief Financial  Attached
                 Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Freedom Resources during the last quarter of the period covered by this report.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  April  24,  2003           /s/Neil  Christiansen
                                  ------------------------
                                  Neil  Christiansen
                                  Chief Executive Officer
                                  Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April  24,  2003                         /s/Neil  Christiansen
                                                -----------------------
                                                Neil  Christiansen
                                                Director


Date:  April  24,  2003                         /s/Margie  Aliprandi
                                                ---------------------
                                                Margie  Aliprandi
                                                Director


Date:  April  24,  2003                         /s/Charisse  Orton
                                                ------------------
                                                Charisse  Orton
                                                Director


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


April  24,  2003                   /s/Neil  Christiansen
                                   -------------------------
                                   Neil  Christiansen
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer