Form 10QSB/A
period 2002-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-04-25
CIK 1045390

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

                                      INDEX

                                                                        Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                        3

          Unaudited Condensed Balance Sheets - March 31, 2002 and
          December 31, 2001                                                4

          Unaudited Condensed Statements of Operations for the three months ended March 31, 2002 and 2001, and from inception on
          November 6, 1996 through March 31, 2002                          5

          Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and from inception on
          November 6, 1996 through March 31, 2002                          6

          Notes to Unaudited Condensed Financial Statements                7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                  13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       15

          Signatures                                                      16

          Certification                                                   17

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


Exhibits:

EXHIBIT NUMBER  TITLE                                               LOCATION

          99.1  Certification of Chief Executive Officer and Chief  Attached
                 Financial Officer Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  April  24,  2003              /s/Neil  Christiansen
                                     -----------------------------------
                                     Neil  Christiansen
                                     CEO  and  Chief  Financial  Officer

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002

I, Neil Christiansen, the Chief Executive Officer and Chief Financial Officer of Freedom Resources Enterprises, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  24,  2003                   /s/Neil  Christiansen
                                   -------------------------
                                   Neil  Christiansen
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer