Form 10QSB/A
period 2002-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-04-28
CIK 1045390

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


Exhibits:

EXHIBIT NUMBER  TITLE                                                          LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial.  Attached
                Officer pursuant to section 906 of the Sarbanes-Oxley Act of
                2002

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