Form 10QSB
period 2003-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-05-14
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

                                  801-566-5931
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 375,000 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                      FREEDOM RESOURCES ENTERPRISES, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2003

                                      INDEX

                                                                         Page
PART I..  Financial Information

          Item 1.  Unaudited Condensed Financial Statements                 3

          Unaudited Condensed Balance Sheets - March 31, 2003 and
          December 31, 2002                                                 4

          Unaudited Condensed Statements of Operations for the three months ended March 31, 2003 and from inception on November 6,
          1996 through March 31, 2003                                       5

          Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2003, and from inception on November
          6, 1996 through March 31, 2003                                    6

          Notes to Unaudited Condensed Financial Statements                 7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                   13

          Item 3.  Controls and procedures                                 15

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        16

          Signatures                                                       16

          Certification                                                    17

(Inapplicable  items  have  been  omitted)

                                     PART I.
                              FINANCIAL INFORMATION

Item  1.  Unaudited  Condensed  Financial  Statements

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



                      FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                  March 31,     December 31,
                                                    2003            2002
                                                -------------  --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $         72   $          72
                                                -------------  --------------
    Total Current Assets . . . . . . . . . . .            72              72

PROPERTY AND EQUIPMENT, net. . . . . . . . . .           524             611
                                                -------------  --------------

                                                $        596   $         683
                                                =============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $     38,194   $      31,954
  Advance from a shareholder . . . . . . . . .           120             120
  Accrued taxes. . . . . . . . . . . . . . . .           595             551
                                                -------------  --------------
      Total Current Liabilities. . . . . . . .        38,909          32,625
                                                -------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .             -               -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .           375             375
  Capital in excess of par value . . . . . . .        47,125          47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .       (85,813)        (79,442)
                                                -------------  --------------
    Total Stockholders' Equity (Deficit) . . .       (38,313)        (31,942)
                                                -------------  --------------
                                                $        596   $         683
                                                =============  ==============

Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.



                     FREEDOM  RESOURCES  ENTERPRISES,  INC.
                          [A Development Stage Company]
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                    For  the  Three         From Inception
                                     Months  Ended          on November 6,
                                       March  31,           1996 Through
                              ----------------------------  March  31,
                                  2003           2002         2003
                              ------------  --------------  --------------
REVENUE. . . . . . . . . . .  $         -   $           -   $      -
                              ------------  --------------  --------------

EXPENSES:
  Depreciation and
    amortization . . . . . .           87              87      3,650
  General and administrative        6,284              84     46,199
  Research and development .            -               -     15,674
  Impairment of long-lived
    assets . . . . . . . . .            -               -     21,285
                              ------------  --------------  --------------
    Total Expenses . . . . .        6,371             171     86,808
                              ------------  --------------  --------------

LOSS FROM OPERATIONS . . . .       (6,371)           (171)   (86,808)

OTHER INCOME:
  Interest income. . . . . .            0               0      1,216
                              ------------  --------------  --------------

LOSS BEFORE INCOME
  TAXES. . . . . . . . . . .       (6,371)           (171)   (85,592)

CURRENT TAX EXPENSE. . . . .            -               -          -

DEFERRED TAX EXPENSE . . . .            -               -          -
                              ------------  --------------  --------------

LOSS FROM CONTINUING
  OPERATIONS . . . . . . . .       (6,371)           (171)   (85,592)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE. . . . . . . . .            -               -       (221)
                              ------------  --------------  --------------

NET LOSS . . . . . . . . . .  $    (6,371)  $        (171)  $(85,813)
                              ============  ==============  ==============

LOSS PER COMMON SHARE:
  Continuing operations. . .  $      (.02)  $        (.00)  $   (.25)
  Change in accounting
    principle. . . . . . . .            -               -       (.00)
                              ------------  --------------  --------------

    Loss per common
      share. . . . . . . . .  $      (.02)  $        (.00)  $   (.25)
                              ============  ==============  ==============

     The accompanying notes are an integral part of these unaudited condensed financial statements.



                            FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                [A Development Stage Company]
                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                         For  the  Three           From Inception
                                                          Months  Ended            on November 6,
                                                             March  31,            1996  Through
                                                   -------------------------------  March  31,
                                                       2003             2002          2003
                                                   -------------  ----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . .  $     (6,371)  $          (171)  $(85,813)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense. . . . . . . . . . . . .             -                 -      2,432
    Depreciation expense. . . . . . . . . . . . .            87                87      1,218
    Loss on impairment of long-lived assets . . .             -                 -     21,285
    Effect of change in accounting principle. . .             -                 -        221
    Changes in assets and liabilities:
      Increase in accounts payable. . . . . . . .         6,240                60     38,194
      Increase in accrued taxes . . . . . . . . .            44                 -        595
                                                   -------------  ----------------  -------------
        Net Cash (Used) by Operating Activities .             -               (24)   (21,868)
                                                   -------------  ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment. . . . . . .             -                 -     (1,742)
  Organization costs. . . . . . . . . . . . . . .             -                 -       (288)
  Cost of manuscripts . . . . . . . . . . . . . .             -                 -    (23,650)
                                                   -------------  ----------------  -------------
        Net Cash (Used) by Investing Activities .             -                 -    (25,680)
                                                   -------------  ----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock. . . . . . .             -                 -     52,500
  Stock offering costs. . . . . . . . . . . . . .             -                 -     (5,000)
  Advances from a shareholder . . . . . . . . . .             -                 -        120
                                                   -------------  ----------------  -------------
        Net Cash Provided by Financing Activities             -                 -     47,620
                                                   -------------  ----------------  -------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . .             -               (24)        72

CASH AT BEGINNING OF PERIOD . . . . . . . . . . .            72               103          -
                                                   -------------  ----------------  -------------
CASH AT END OF PERIOD . . . . . . . . . . . . . .  $         72   $            79   $     72
                                                   =============  ================  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . .  $          -   $             -   $      -
    Income taxes  . . . . . . . . . . . . . . . .  $          -   $             -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  three  months  ended  March  31,  2003:
          None

     For  the  three  months  ended  March  31,  2002:
          None


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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     RECLASSIFICATION - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:



                                    March 31,     December 31,
                                      2003            2002
                                  -------------  --------------
  Office equipment . . . . . . .  $      1,742   $       1,742

  Less: Accumulated depreciation        (1,218)         (1,131)
                                  -------------  --------------
                                  $        524   $         611
                                  -------------  --------------

     Depreciation expense for the three months ended March 31, 2003 and 2002 was $87 and $87, respectively.

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


                                    March 31,     December 31,
                                      2003            2002
                                  -------------  --------------
  Manuscripts, transcripts, etc.  $     23,650   $      23,650

  Less: Accumulated amortization        (2,365)         (2,365)
  Less: Loss on impairment . . .       (21,285)        (21,285)
                                  -------------  --------------
                                  $          -   $           -
                                  -------------  --------------

     Amortization expense for the three months ended March 31, 2003 and 2002 was $0 and $0, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003 and December 31, 2002.

     COMMON STOCK - During November 1996, in connection with its organization, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $2,500 (or $.01 per share).

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  4  -  CAPITAL  STOCK  [CONTINUED]

     During August 1997, the Company issued 23,750 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $9,500 (or $.40 per share).

     During May and August 1998, the Company issued 101,250 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $40,500 (or $.40 per share). Stock offering costs of $5,000 were offset against the proceeds.

     STOCK OPTION PLAN - During 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultant of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of March 31, 2003, no options have been issued under the Plan.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

     ADVANCE FROM A SHAREHOLDER - An officer/shareholder of the Company advanced $120 to the Company. The advance bears no interest and is due on demand.

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

     The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $62,200 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $21,100 and $19,000 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $2,100 during the three months ended March 31, 2003.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:



                                         For  the  Three          From Inception
                                          Months  Ended           on November 6,
                                            March  31,            1996  Through
                                    ----------------------------  March  31,
                                        2003           2002         2003
                                    ------------  --------------  -------------
  Loss from operations available
  to common shareholders
  (numerator). . . . . . . . . . .  $    (6,371)  $        (171)  $(85,592)
                                    ------------  --------------  -------------
  Cumulative effect of change in
  accounting principle (numerator)  $         -   $           -   $   (221)
                                    ------------  --------------  -------------
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator) . . . . . .      375,000         375,000    344,013
                                    ------------  --------------  -------------

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

DESCRIPTION  OF  BUSINESS.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of March 31, 2003, we have not generated any revenue and have not made any sales either directly or via the internet.

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

OUR  CONTRACT  WITH  LIFE  DISCOVERY  INSTITUTE

On May 31, 2001, we entered into an exclusive agreement with the Life Discovery Institute, an education and publishing organization operated by our president, to sell our workshops through their website at www.ldi4u.com. Our agreement is
                                                -------------
for a term of five years and is currently the only source of distribution for our workshops. We may seek additional sources of distribution in the future but we have no agreements or arrangements in place or pending at the present time.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

We have not generated any revenues since inception and have realized a cumulative net loss of $85,813 from inception through March 31, 2003. For the three months ending March 31, 2003 net loss was $6,371 compared to $171 for the same period in 2002. Expenses during the three months ended March 31, 2003, consisted of $6,284 in general and administrative expense and $87 in depreciation and amortization. Expenses during the comparable period in 2002 consisted of $87 in depreciation and amortization and $84 in general and administrative expenses. Higher general and administrative expenses in 2003 were the result of professional fees associated with preparing and filing our public reports.

As of March 31, 2003 our total assets were $596 consisting of $72 in cash and $524 in property and equipment. Total current liabilities at March 31, 2003 were $38,909 consisting of $38,194 in accounts payable, $120 in an advance from a shareholder and $595 in accrued taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 we had $72 cash and have not generated any revenues. We expect that we will eventually generate revenues through our marketing agreement with LDI although we cannot assure this. Since inception, we have focused our attention on the research and development of our workshops and the LDI website. In the coming months we will turn our attention to actively promoting our products and attracting potential customers to the LDI website. Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement. If these efforts are unsuccessful, we may explore supplementary means of marketing our workshops. However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000. At March 31, 2003 we also had current liabilities of $38,909. As a result, we will need to generate up to $55,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

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

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Freedom Resources did not file any reports on Form 8-K during the period covered by this report.


Exhibits:

EXHIBIT NUMBER  TITLE                                                              LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FREEDOM  RESOURCES  ENTERPRISES,  INC.




Date:  May  13,  2003                    /s/Neil  Christiansen
                                         -------------------------
                                         Neil  Christiansen
                                         Chief  Executive  Officer
                                         Chief  Financial  Officer