Form 10KSB/A
period 2001-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-05-20
CIK 1045390

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

                              FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  May  20,  2003        /s/Neil  Christiansen
                             -----------------------
                             Neil  Christiansen
                             Chief Executive Officer
                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May  20,  2003                         /s/Neil  Christiansen
                                              ---------------------
                                              Neil  Christiansen
                                              Director


Date:  May  20,  2003                         /s/Margie  Aliprandi
                                              ---------------------
                                              Margie  Aliprandi
                                              Director

Date:  May  20,  2003                         /s/Charisse  Orton
                                              -------------------
                                              Charisse  Orton
                                              Director


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


May  20,  2003                     /s/Neil  Christiansen
                                   -------------------------
                                   Neil  Christiansen
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer