Form 10QSB/A
period 2002-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-05-20
CIK 1045390

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

                              FREEDOM  RESOURCES  ENTERPRISES,  INC.


Date:  May  20,  2003         /s/Neil  Christiansen
                              -----------------------------------
                              Neil  Christiansen
                              CEO  and  Chief  Financial  Officer

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