Form 10QSB
period 2003-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-08-13
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date: As of July 31, 2003 the issuer had 375,000 shares of common stock, par value $0.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

 FREEDOM RESOURCES ENTERPRISES, INC.

(A Development Stage Company)

FORM 10-QSB

JUNE 30, 2003

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2003 and December 31, 2002

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2003 and 2002, and from inception on November 6, 1996 through June 30, 2003

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and from inception on November 6, 1996 through June 30, 2003

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		3 4 5 6 7 13 15
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	16
	Signatures	16

(Inapplicable items have been omitted)

#

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

#

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2003

2002

___________

___________

CURRENT ASSETS:

Cash

$

72

$

72

___________

___________

Total Current Assets

72

72

PROPERTY AND EQUIPMENT, net

437

611

___________

___________

$

509

$

683

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

43,674

$

31,954

Advance from a shareholder

120

120

Accrued taxes

601

551

___________

___________

Total Current Liabilities

44,395

32,625

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

375,000 shares issued and

outstanding

375

375

Capital in excess of par value

47,125

47,125

Deficit accumulated during the

  development stage

(91,386)

(79,442)

___________

___________

Total Stockholders' Equity (Deficit)

(43,886)

(31,942)

___________

___________

$

509

$

683

___________

___________

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

June 30,

June 30,

1996 Through

_____________________

_____________________

June 30,

2003

2002

2003

2002

2003

__________

__________

__________

__________

____________

REVENUE

$

-

$

-

$

-

$

-

$

-

__________

__________

__________

__________

____________

EXPENSES:

Depreciation and

  amortization

87

86

174

173

3,737

General and administrative

5,486

160

11,770

244

51,685

Research and development

-

-

-

-

15,674

Impairment of long-lived

  assets

-

-

-

-

21,285

__________

__________

__________

__________

____________

Total Expenses

5,573

246

11,944

417

92,381

__________

__________

__________

__________

____________

LOSS FROM OPERATIONS

(5,573)

(246)

(11,944)

(417)

(92,381)

OTHER INCOME:

Interest income

0

0

0

0

1,216

__________

__________

__________

__________

____________

LOSS BEFORE INCOME

  TAXES

(5,573)

(246)

(11,944)

(417)

(91,165)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(5,573)

(246)

(11,944)

(417)

(91,165)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

-

-

(221)

__________

__________

__________

__________

____________

NET LOSS

$

(5,573)

$

(246)

$

(11,944)

$

(417)

$

(91,386)

__________

__________

__________

__________

____________

LOSS PER COMMON SHARE:

Continuing operations

$

(.01)

$

(.00)

$

(.03)

$

(.00)

$

(.26)

Change in accounting

  principle

-

-

-

-

(.00)

__________

__________

__________

__________

____________

Loss per common

  share

$

(.01)

$

(.00)

$

(.03)

$

(.00)

$

(.26)

__________

__________

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six

From Inception

Months Ended

on November 6,

June 30,

1996 Through

______________________

June 30,

2003

2002

2003

__________

__________

_____________

Cash Flows from Operating Activities:

Net loss

$

(11,944)

$

(417)

$

(91,386)

Adjustments to reconcile net loss to net cash

  used by operations:

Amortization expense

-

-

2,432

Depreciation expense

174

173

1,305

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Changes in assets and liabilities:

Increase in accounts payable

11,720

213

43,674

Increase in accrued taxes

50

-

601

__________

__________

_____________

Net Cash (Used) by Operating Activities

-

(31)

(21,868)

__________

__________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

-

(1,742)

Organization costs

-

-

(288)

Cost of manuscripts

-

-

(23,650)

__________

__________

_____________

Net Cash (Used) by Investing Activities

-

-

(25,680)

__________

__________

_____________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

-

-

52,500

Stock offering costs

-

-

(5,000)

Advances from a shareholder

-

-

120

__________

__________

_____________

Net Cash Provided by Financing Activities

-

-

47,620

__________

__________

_____________

Net Increase (Decrease) in Cash

-

(31)

72

Cash at Beginning of Period

72

103

-

__________

__________

_____________

Cash at End of Period

$

72

$

72

$

72

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2003:

None

For the six months ended June 30, 2002:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead has used the materials gathered during its research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audio tape and a workbook.  The Company intends to market these workshops over the Internet.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements.  The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Long-Lived Assets - The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the year ended December 31, 2000, the Company recorded an impairment write-down of $21,285 of manuscript costs.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  [See Note 8].

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

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share” [See Note 9].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

June 30,

December 31,

2003

2002

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,305)

(1,131)

___________

___________

$

437

$

611

___________

___________

Depreciation expense for the six months ended June 30, 2003 and 2002 was $174 and $173, respectively.

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

June 30,

December 31,

2003

2002

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the six months ended June 30, 2003 and 2002 was $0 and $0, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2003 and December 31, 2002.

Common Stock - In November 1996, in connection with its organization, the Company issued 250,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.01 per share).

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

In August 1997, the Company issued 23,750 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.40 per share).

In May and August 1998, the Company issued 101,250 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.40 per share).  Stock offering costs of $5,000 were offset against the proceeds.

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultant of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of June 30, 2003, no options have been issued under the Plan.

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

Marketing Agreement - The Company has a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company’s president [See Note 7].

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - MARKETING AGREEMENT

From August 1999 through October 2000, the Company invested approximately $15,674 towards developing a website to market its products via the Internet.  Ultimately, the Company did not launch its website.  Instead, the Company assigned its interest in the website to Life Discovery Institute (“LDI”), an education and publishing organization operated by the Company’s President.  On May 31, 2001, the Company entered into a five-year marketing agreement with LDI.  Under the agreement, the Company assigned all its interest and investment in developing the website to LDI which completed development and launched the website.  In exchange for the Company’s prior investment in the website, LDI allows the Company to market its products at no charge through the LDI website.  This agreement will end on May 31, 2006.  The Company currently has no other sources of distribution for its workshops.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $67,600 which may be applied against future taxable income and which expire in various years through 2023.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $23,000 and $19,000 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $4,000 during the six months ended June 30, 2003.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Six

From Inception

Months Ended

Months Ended

on November 6,

June 30,

June 30,

1996 Through

_____________________

_____________________

June 30,

2003

2002

2003

2002

2003

__________

__________

__________

__________

____________

Loss from operations available

to common shareholders

(numerator)

$

(5,573)

$

(246)

$

(11,944)

$

(417)

$

(91,165)

__________

__________

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)$

-

$

-

$

-

$

-

$

(221)

__________

__________

__________

__________

____________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

375,000

375,000

375,000

375,000

345,175

__________

__________

__________

__________

____________

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

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of June 30, 2003, we have not generated any revenue and have not made any sales either directly or via the internet.

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

Our Products

Our research is condensed into a series of eight self-taught workshops.  Each workshop consists of an audiotape and a workbook directed toward improving a particular facet of an individual’s quality of life or interaction with others.

The Company’s eight workshops are titled:

•

Provisional vs. Providential Living: This workshop introduces our research and explains our philosophy.

•

The Reality-Based Dream: This workshop attempts to help people to distinguish between internal conflicts and external forces in business dealings and personal relationships.

•

Real and Assumed Needs: This workshop is directed towards helping people identify and prioritize their needs and desires.

•

Real Choice: This workshop is intended to help people make decisions that will have a positive impact on their lives and the lives of others.

•

Circumstances-- Friend or Foe: This workshop examines how people deal with conflict and suggests strategies to achieve positive results under negative circumstances.

•

Destiny vs. Fate: This workshop provides strategies intended to help people exercise greater control over their lives.

•

Meaning and The Dream: This workshop is intended to help people identify what is truly important in their lives and suggests strategies for achieving personal goals.

•

Never Ending Journey: This is the final workshop in the series, summarizing our research and self-improvement strategies.

Our Contract with Life Discovery Institute

On May 31, 2001, we entered into an exclusive agreement with the Life Discovery Institute, an education and publishing organization operated by our president, to sell our workshops through their website at www.ldi4u.com.  Our agreement is for a term of five years and is currently the only source of distribution for our workshops.  We may seek additional sources of distribution in the future but we have no agreements or arrangements in place or pending at the present time.

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

Three and Six Month Periods Ended June 30, 2003 and 2002

We have not generated any revenues since inception and have realized a cumulative net loss of $91,386 from inception on November 6, 1996 through June 30, 2003.  Expenses during the three months ended June 30, 2003 were $5,573 consisting by $5,486 in general and administrative costs and $87 in depreciation and amortization.  During the comparable period in 2002 expenses were $246 consisting of $160 in general and administrative costs and $86 in depreciation and amortization.  Higher general and administrative costs in 2003 were the result of legal and auditing fees associated with preparing, filing and bringing current our public reports.  As a result of these factors, we net realized a net loss of $5,573 during the three months ended June 30, 2003 and a net loss of $246 during the comparable period in 2002.

Total expenses during the six months ended June 30, 2003 were $11,944 consisting of $11,770 in general and administrative expenses and $174 in depreciation and amortization.  By comparison, total expenses during the six months ended June 30, 2002 were $417 consisting of $244 in general and administrative costs and $173 in depreciation and amortization.  Higher general and administrative expenses in 2003 were largely the result of bringing current our public reports and filing a Registration Statement on Form 10-SB that went effective during the second quarter of 2003.  As a result of the foregoing, Freedom Resources realized net losses of $11,994 through the first six months of 2003 and $417 during the first six months of 2002.

As of June 30, 2003 our total assets were $509 consisting of $72 in cash and $437 in property and equipment.  Total current liabilities at June 30, 2003 were $44,395 consisting of $43,674 in accounts payable, $120 in an advance from a shareholder and $601 in accrued taxes.  Total assets at December 31, 2002 were $683 consisting of $72 in cash and $611 in property and equipment.  Total current liabilities at December 31, 2002 were $32,625 consisting of $31,954 in accounts payable, $120 in an advance from a shareholder and $551 in accrued taxes.

Liquidity and Capital Resources

At June 30, 2003 we had $72 cash and have not generated any revenues.  We expect that we will eventually generate revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website. In the coming months we will direct our efforts toward actively promoting our products and attracting potential customers to the LDI website.  LDI has also been developing relationships with web-based marketing companies to promote the website.

We are currently exploring other methods of promoting the website and our products. Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement.  If these efforts are unsuccessful, we may explore securing supplementary means of marketing our workshops.  However, we are not seeking additional sources of marketing or distribution at the present time.

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

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  Freedom Resources did not file any reports on Form 8-K during the period covered by this report.

Exhibits:

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: August 8, 2003

/s/Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer