Form 10QSB
period 2003-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2003-11-12
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2003

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

                                  801-566-5931
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  [  X  ]  No  [  ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most recent practicable date:

As of September 30, 2003 the issuer had 375,000 shares of common stock, par value $0.001 issued and outstanding.

Transitional  Small  Business  Format:

Yes  [   ]  No  [  X  ]



                       FREEDOM RESOURCES ENTERPRISES, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                               SEPTEMBER 30, 2003

                                      INDEX

PART I.   Financial Information                                          Page

          Item 1.  Unaudited Condensed Financial Statements                  3

          Unaudited Condensed Balance Sheets - September 30, 2003 and
          December 31, 2002                                                  4

          Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and from
          inception on November 6, 1996 through September 30, 2003           5

          Unaudited Condensed Statements of Cash Flows for the nine
          months ended September 30, 2003 and 2002, and from inception
          on November 6, 1996 through September 30, 2003                     6

          Notes to Unaudited Condensed Financial Statements                  7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    13

          Item 3.  Controls and procedures                                  15

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         16

          Signatures                                                        16


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



                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]
                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                 September 30,    December 31,
                                                     2003             2002
                                                ---------------  --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $           72   $          72
                                                ---------------  --------------
    Total Current Assets . . . . . . . . . . .              72              72

PROPERTY AND EQUIPMENT, net. . . . . . . . . .             350             611

                                                ---------------  --------------
                                                $          422   $         683
                                                ---------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $       45,323   $      31,954
  Advance from a shareholder . . . . . . . . .             120             120
  Accrued taxes. . . . . . . . . . . . . . . .             607             551
                                                ---------------  --------------
      Total Current Liabilities. . . . . . . .          46,050          32,625
                                                ---------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .               -               -
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    375,000 shares issued and
    outstanding. . . . . . . . . . . . . . . .             375             375
  Capital in excess of par value . . . . . . .          47,125          47,125
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .         (93,128)        (79,442)
                                                ---------------  --------------
    Total Stockholders' Equity (Deficit) . . .         (45,628)        (31,942)
                                                ---------------  --------------
                                                $          422   $         683
                                                ---------------  --------------

Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.



                               FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                  [A Development Stage Company]
                           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                   For  the  Three             For  the  Nine           From Inception
                                    Months  Ended               Months  Ended           on November 6,
                                    September  30,              September  30,          1996  Through
                              --------------------------  ----------------------------  September  30,
                                  2003          2002          2003           2002           2003
                              ------------  ------------  ------------  --------------  --------------
REVENUE. . . . . . . . . . .  $         -   $         -   $         -   $           -   $           -
                              ------------  ------------  ------------  --------------  --------------
EXPENSES:
  Depreciation and
    amortization . . . . . .           87            87           261             260           3,824
  General and administrative        1,655         5,532        13,425           5,776          53,340
  Research and development .            -             -             -               -          15,674
  Impairment of long-lived
    assets . . . . . . . . .            -             -             -               -          21,285
                              ------------  ------------  ------------  --------------  --------------
    Total Expenses . . . . .        1,742         5,619        13,686           6,036          94,123
                              ------------  ------------  ------------  --------------  --------------

LOSS FROM OPERATIONS . . . .       (1,742)       (5,619)      (13,686)         (6,036)        (94,123)

OTHER INCOME:
  Interest income. . . . . .            0             1             0               1           1,216
                              ------------  ------------  ------------  --------------  --------------
LOSS BEFORE INCOME
  TAXES. . . . . . . . . . .       (1,742)       (5,618)      (13,686)         (6,035)        (92,907)

CURRENT TAX EXPENSE. . . . .            -             -             -               -               -

DEFERRED TAX EXPENSE . . . .            -             -             -               -               -
                              ------------  ------------  ------------  --------------  --------------
LOSS FROM CONTINUING
  OPERATIONS . . . . . . . .       (1,742)       (5,618)      (13,686)         (6,035)        (92,907)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE. . . . . . . . .            -             -             -               -            (221)
                              ------------  ------------  ------------  --------------  --------------
NET LOSS . . . . . . . . . .  $    (1,742)  $    (5,618)  $   (13,686)  $      (6,035)  $     (93,128)
                              ------------  ------------  ------------  --------------  --------------

LOSS PER COMMON SHARE:
  Continuing operations. . .  $      (.00)  $      (.02)  $      (.04)  $        (.02)  $        (.27)
  Change in accounting
    principle. . . . . . . .            -             -             -               -            (.00)
                              ------------  ------------  ------------  --------------  --------------
    Loss per common
      share. . . . . . . . .  $      (.00)  $      (.02)  $      (.04)  $        (.02)  $        (.27)
                              ------------  ------------  ------------  --------------  --------------

     The accompanying notes are an integral part of these unaudited condensed financial statements.



                            FREEDOM  RESOURCES  ENTERPRISES,  INC.
                                 [A Development Stage Company]

                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                           For  the  Nine            From Inception
                                                           Months  Ended             on November 6,
                                                           September  30,            1996  Through
                                                    -------------------------------  September  30,
                                                        2003             2002            2003
                                                    -------------  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $    (13,686)  $        (6,035)  $     (93,128)
  Adjustments to reconcile net loss to net cash
    used by operations:
    Amortization expense . . . . . . . . . . . . .             -                 -           2,432
    Depreciation expense . . . . . . . . . . . . .           261               260           1,392
    Loss on impairment of long-lived assets. . . .             -                 -          21,285
    Effect of change in accounting principle . . .             -                 -             221
    Changes in assets and liabilities:
      Increase in accounts payable . . . . . . . .        13,369             5,744          45,323
      Increase in accrued taxes. . . . . . . . . .            56                 -             607
                                                    -------------  ----------------  --------------
        Net Cash (Used) by Operating Activities. .             -               (31)        (21,868)
                                                    -------------  ----------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . .             -                 -          (1,742)
  Organization costs . . . . . . . . . . . . . . .             -                 -            (288)
  Cost of manuscripts. . . . . . . . . . . . . . .             -                 -         (23,650)
                                                    -------------  ----------------  --------------
        Net Cash (Used) by Investing Activities. .             -                 -         (25,680)
                                                    -------------  ----------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .             -                 -          52,500
  Stock offering costs . . . . . . . . . . . . . .             -                 -          (5,000)
  Advances from a shareholder. . . . . . . . . . .             -                 -             120
                                                    -------------  ----------------  --------------
        Net Cash Provided by Financing Activities.             -                 -          47,620
                                                    -------------  ----------------  --------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .             -               (31)             72

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .            72               103               -
                                                    -------------  ----------------  --------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $         72   $            72   $          72
                                                    =============  ================  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $          -   $             -   $           -
    Income taxes . . . . . . . . . . . . . . . . .  $          -   $             -   $           -

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  nine  months  ended  September  30,  2003:
          None

     For  the  nine  months  ended  September  30,  2002:
          None

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
     Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative
     Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RECLASSIFICATION - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                   September 30,    December 31,
                                       2003             2002
                                  ---------------  --------------
  Office equipment . . . . . . .  $        1,742   $       1,742

  Less: Accumulated depreciation          (1,392)         (1,131)
                                  ---------------  --------------
                                  $          350   $         611
                                  ---------------  --------------

     Depreciation expense for the nine months ended September 30, 2003 and 2002 was $261 and $260, respectively.

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


                                   September 30,    December 31,
                                       2003             2002
                                  ---------------  --------------
  Manuscripts, transcripts, etc.  $       23,650   $      23,650

  Less: Accumulated amortization          (2,365)         (2,365)
  Less: Loss on impairment . . .         (21,285)        (21,285)
                                  ---------------  --------------
                                  $            -   $           -
                                  ---------------  --------------

     Amortization expense for the nine months ended September 30, 2003 and 2002 was $0 and $0, respectively.

NOTE  4  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

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

     STOCK OPTION PLAN - In 1997, the Board of Directors adopted the 1997 Stock Option Plan ("the Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, officers, directors and consultant of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of September 30, 2003, no options have been issued under the Plan.

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

     The Company has available at September 30, 2003, unused operating loss carryforwards of approximately $69,300 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $23,600 and $19,000 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $4,600 during the nine months ended September 30, 2003.

                       FREEDOM RESOURCES ENTERPRISES, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  9  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods presented:



                                         For  the  Three              For  the  Nine          From Inception
                                          Months  Ended               Months  Ended           on November 6,
                                          September  30,              September  30,          1996  Through
                                    --------------------------  ----------------------------  September  30,
                                        2003          2002          2003           2002         2003
                                    ------------  ------------  ------------  --------------  --------------
  Loss from operations available
  to common shareholders
  (numerator). . . . . . . . . . .  $    (1,742)  $    (5,618)  $   (13,686)  $      (6,035)  $     (92,907)
                                    ------------  ------------  ------------  --------------  --------------
  Cumulative effect of change in
  accounting principle (numerator)  $         -   $         -   $         -   $           -   $        (221)
                                    ------------  ------------  ------------  --------------  --------------
  Weighted average number of
  common shares outstanding
  used in loss per share for the
  period (denominator) . . . . . .      375,000       375,000       375,000         375,000         346,264
                                    ------------  ------------  ------------  --------------  --------------

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

DESCRIPTION  OF  BUSINESS.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of September 30, 2003, we have not generated any revenue and have not made any sales either directly or via the internet.

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

THREE  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2003  AND  2002

We have not generated any revenue since inception and have realized a cumulative loss from operations of $94,123 from inception on November 6, 1996 through September 30, 2003. Expenses during the three months ended September 30, 2003 were $1,742 consisting by $1,655 in general and administrative costs and $87 in depreciation and amortization. During the comparable period in 2002 expenses were $5,619 consisting of $5,532 in general and administrative costs and $87 in depreciation and amortization. General and administrative expenses during both periods consisted of accounting, auditing and legal fees associated with preparing and filing our public reports. Higher general and administrative costs in 2002 were largely the result of legal and auditing fees associated with bringing current our public reports and filing an amended registration statement with the SEC on Form 10-SB. As a result of these factors, we realized a net loss of $1,742 during the three months ended September 30, 2003 and a net loss of $5,619 during the comparable period in 2002.

Total expenses during the nine months ended September 30, 2003 were $13,686 consisting of $13,425 in general and administrative expenses and $261 in depreciation and amortization. By comparison, total expenses during the nine months ended September 30, 2002 were $6,036 consisting of $5,776 in general and administrative costs and $260 in depreciation and amortization. Higher general and administrative expenses through the first nine months of 2003 were due to costs associated with filing pre-effective amendments to our registration statement on Form 10-SB. The registration statement became effective during the second quarter of 2003. As a result of the foregoing factors, Freedom Resources realized a net loss of $13,686 through the first nine months of 2003 compared to a net loss of $6,036 during the first nine months of 2002.

As of September 30, 2003 our total assets were $422 consisting of $72 in cash and $350 in net property and equipment. Total current liabilities at September 30, 2003 were $46,050 consisting primarily of $45,323 in accounts payable, as well as $120 in an advance from a shareholder and $607 in accrued taxes. Total assets at December 31, 2002 were $683 consisting of $72 in cash and $611 in property and equipment. Total current liabilities at December 31, 2002 were $32,625 consisting of $31,954 in accounts payable, $120 in an advance from a shareholder and $551 in accrued taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003 we had $72 cash and have not generated any revenues. We expect that we will eventually generate revenues through our marketing agreement with LDI although we cannot assure this. In past years we focused our attention on research and developing our workshops and the LDI website. In recent months we have directed our efforts toward promoting our products and attracting potential customers to the LDI website. We believe LDI has also been developing relationships with web-based marketing companies to promote the website.

We are currently exploring methods of promoting the website and our products. Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement. If these efforts are unsuccessful, we may explore securing supplementary means of marketing our workshops. However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000. As a result, we will need to generate up to $60,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

ITEM  3.  CONTROLS  AND  PROCEDURES

As of September 30, 2003, we evaluated the effectiveness and operation of our information disclosure controls and reporting procedures under the supervision of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our

Chief Executive Officer and Chief Financial Officer have concluded that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: Freedom Resources did not file any reports on Form 8-K during the period covered by this report.


EXHIBITS:

NUMBER  TITLE                                                              LOCATION

  31.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
        Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
        Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FREEDOM  RESOURCES  ENTERPRISES,  INC.




Date:  November  11,  2003               /s/  Neil  Christiansen
                                         -------------------------
                                         Neil  Christiansen
                                         Chief  Executive  Officer
                                         Chief  Financial  Officer