Form 10KSB
period 2003-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[   ]

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0567033 (IRS Employer Identification No.)

901 East 7800 South, Midvale, UT 84047

 (Address of principal executive offices)

Issuer’s telephone number, including area code  (801) 566-5931

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Common Stock, par value $0.001

 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer’s revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer’s voting stock held as of December 31, 2003, by non-affiliates of the issuer was $-0-.  There was no active trading market and no quote for Freedom Resources Enterprises, Inc. during fiscal year 2003, therefore the value is deemed to be $-0-.

As of December 31, 2003 the issuer had 3,750,000 shares of its $.001 par value common stock outstanding. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Transitional Small Business Format:  Yes [   ]   No [ X ]

Documents incorporated by reference: none

FREEDOM RESOURCES ENTERPRISES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

		6 6 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 9 9 9 10 10
	Signatures	11

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

Item 1.  Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but are using materials gathered during our research to develop and sell a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook presenting techniques in critical thinking, self-image psychology, and self-motivation. These workshops are sold online under a marketing agreement with Life Discovery Institute, a company that maintains a website dedicated to self-improvement and education.

We are dedicated to the discovery and implementation of critical insights and understandings that are intended to give people a clearer view of themselves, others, and the world in which they live.  Our research indicates that cultures either prosper or decline as a result of the fundamental views held by its’ citizenry.  We believe these fundamental views are the product of contributions from many disciplines.  While some of these contributions help produce honest and clear thinking, other contributions produce dishonesty and confusion, leading to an eventual social decline.

Our primary purpose is to help people improve the quality of their lives and contribute to society in general.  We believe that clear and thoughtful views are essential for a society to thrive and our workshops are intended to help people develop techniques that facilitate clear and honest thinking.  We hope that our workshops will help people achieve greater personal freedom and prosperity, and thereby contributing to society.

Our Products

Our research has been condensed into a series of eight self-taught workshops.  Each workshop consists of an audiotape and a workbook directed toward improving a particular facet of an individual’s quality of life or interaction with others.

The eight workshops are titled:

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

Our Contract with Life Discovery Institute

From August 1999 though October of 2000, Freedom Resources invested approximately $15,674 toward developing a website for marketing our products via the Internet.  Ultimately, we did not launch the website.  Instead, we assigned our interest in the website to Life Discovery Institute (“LDI”), an education and publishing organization operated by our President, Neil Christiansen.  Our agreement began on May 31, 2001 and runs through May 31, 2006.  Under the agreement, we assigned all of our interest and investment in developing the website to LDI who completed development and launched the website.  In exchange for our prior investment in the website, LDI allows us to market our workshops at no charge through the LDI website.  This is currently the only source of distribution for our workshops.  We may eventually seek additional sources of marketing, however, we have no agreements or understandings to that effect at the present time.

Customers may access and purchase our products by visiting the LDI homepage and clicking on either Organizations or Authors.  Each of these headings leads to a drop-down menu with links to Freedom Resources’ products with descriptions and prices of the individual workshops.  Customers may either download workshops directly from the website or have the materials mailed. Our workshops are currently priced at $49.00 for the general public and $39.00 for LDI members.  LDI sells memberships for $39.00 per year.  We do not receive any of the proceeds from the sale of LDI memberships.

The Internet and Our Target Markets

We intend to use the Internet as our primary source of distribution.  We believe that providing our products through the Internet will allow us to minimize the expenses associated with traditional offline personal and professional programs.  For example, we will not have many of the overhead expenses associated with on-site retail operations such as rental, utility fees, and labor costs.

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

We intend to continue developing and marketing products directed toward achieving these goals.  We are also considering other strategies to promote Freedom Resources’ products.  Possible strategies include direct advertising to the business community through targeted publications, radio stations and cross-promotional arrangements.  We also plan to leverage other audience building strategies through the LDI website.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There currently is no active trading for Freedom Resources’ Common Stock on a recognized exchange.

At December 31, 2003, the number of record holders of our Common Stock was 32. Total shares issued and outstanding were 3,750,000.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005. Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations For the Periods Ending December 31, 2003 and December 31, 2002

We have not generated any revenue to date.  Net loss was $20,946 for the year ended December 31, 2003 and $13,921 for the year ended December 31, 2002.  Cumulative net loss since inception on November 6, 1996 through December 31, 2003 was $100,388.

Expenses during the year ended December 31, 2003 were $20,946.  Expenses consisted of $348 in depreciation and amortization costs and $20,598 in general and administrative costs.  Expenses for the year ended December 31, 2002 were $13,922 consisting of $13,575 in general and administrative costs and $347 in depreciation and amortization.  General and administrative costs during both 2003 and 2002 were almost exclusively due to professional, legal and accounting fees associated with our public filings and with preparing a Registration Statement on Form 10-SB.  At the date of this report, the Registration is effective.

We earned $1 in interest income for the year ended December 31, 2002 and $0 in interest income for the year ended December 31, 2003.

As of December 31, 2003, we had total assets of $335 consisting of $263 in property and equipment and $72 in cash.  At December 31, 2002 assets were $683 consisting of $72 in cash and $611 in property and equipment.  Total current liabilities at December 31, 2003 were $53,223 consisting of $52,389 in accounts payable, $120 in advances and $714 in accrued taxes.  At December 31, 2002 current liabilities were $32,625 consisting of $31,954 in accounts payable and $120 in an advances and $551 in accrued taxes.

Liquidity and Capital Resources

At December 31, 2003 we had $72 in cash and had not generated any revenue.  We expect that we will eventually generate revenues through the sale of our workshops on the LDI website, however, we cannot assure this.  If LDI does not succeed in selling our workshops we may seek alternate marketing channels of distribution.  We are not seeking other marketing sources at the present time and we do not have a contingency plan if our agreement with LDI is unprofitable.

We anticipate that our expenses will increase over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company.  We estimate that resulting general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  We also have current liabilities of $53,223.  As a result, we will need to raise approximately $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Plan of Operation

We expect to encounter significant difficulties in effectuating our business plan.  As of December 31, 2003, we have not generated any revenue and have not made any sales either directly or through the LDI website.  Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Item 7.  Financial Statements

The response to this item is incorporated by reference to the financial statements beginning at page 12.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	68	President and Director	November, 1996
Margie Aliprandi	46	Secretary and Director	November, 1996
Charisse Orton	37	Treasurer and Director	November 1996

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2003, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 3,750,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Name and Address	Number of Shares Beneficially Owned	% of Shares
Neil Christiansen (1) 901 East 7800 South Midvale, UT 84047	2,300,000	61.33%
Serenity Services, Inc. 545 West 150 South Springville, UT 84663	187,500	5.0%
Sparrow, Inc. 899 South Artistic Circle Springville, Utah 84663	187,500	5.0%
Margie Aliprandi (1) 6466 Crest Mount Drive Salt Lake City, UT 84121	106,250	2.8%
Charisse Orton (1) 10149 Silver Streak Drive Sandy, UT 84095	106,250	2.8%
Officers and Directors as a Group: 3 People	2,512,500	67.0%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of Freedom Resources.

Item 12.  Certain Relationships and Related Transactions

Ms. Aliprandi and Ms. Orton are both officers and directors of Freedom Resources and are both daughters of Mr. Christiansen, the president and director of Freedom Resources.

We utilize office space provided at no charge by our president, Neil Christiansen.  Management believes the use of Mr. Christiansen’s office is of negligible value as our current operations do not require any staff or independent facilities.

Mr. Christiansen has advanced $120 to the Company.  At December 31, 2003 the advance had not been repaid.  The advance carries no interest and is payable on demand.

We have a marketing agreement with the Life Discovery Institute and have contributed approximately $15,674 to developing their website in exchange for free use of the website to market our products. Mr. Christiansen is a founder and director of the Life Discovery Institute.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

99.1

Code of Ethics

*

2

 31.1

Certification of the Principal Executive Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002**

Attached

* Filed as an Exhibit on Form 10-KSB which was filed March 31, 2003, is incorporated herein by reference.

** The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

No reports on Form 8-K were filed by Freedom Resources during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,225 for fiscal year ended 2003 and $2,445 for fiscal year ended 2002. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 and $0 for fiscal years ended 2003 and 2002, respectively.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2002 and consisted of tax compliance services and $0 for fiscal year ended 2003 and consisted of tax compliance services.  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: September 15, 2005

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2005

/s/ Neil Christiansen

Director

Date: September 15, 2005

/s/ Margie Aliprandi

Director

Date: September 15, 2005

/s/ Charisse Orton

Director

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2003

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheet, December 31, 2003

15

—

Statements of Operations, for the years ended

December 31, 2003 and 2002 and from inception

on November 6, 1996 through December 31, 2003

16

—

Statement of Stockholders' Equity (Deficit), from

inception on November 6, 1996 through

December 31, 2003

17-18

—

Statements of Cash Flows, for the years ended

December 31, 2003 and 2002 and from inception

on November 6, 1996 through December 31, 2003

19

—

Notes to Financial Statements

20-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises Inc. [a development stage company] as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on November 6, 1996 through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on November 6, 1996 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 3, 2005

Salt Lake City, Utah

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,

2003

____________

CURRENT ASSETS:

Cash

$

72

____________

Total Current Assets

72

PROPERTY AND EQUIPMENT, net

263

OTHER ASSETS

Manuscripts and transcripts, net

-

____________

$

335

_____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

52,389

Advance from a shareholder

120

Accrued taxes

714

____________

Total Current Liabilities

53,223

____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

Common stock, $.001 par value,

50,000,000 shares authorized,

3,750,000 shares issued and

outstanding

3,750

Capital in excess of par value

43,750

Deficit accumulated during the

  development stage

(100,388)

____________

Total Stockholders’ Equity (Deficit)

(52,888)

____________

$

335

_____________

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

From Inception

For the Years

on November 6,

Ended December 31,

1996 Through

____________________________

December 31,

2003

2002

2003

____________

____________

_____________

REVENUE

$

-

$

-

$

-

____________

____________

_____________

EXPENSES:

Depreciation and amortization

348

347

3,911

General and administrative

20,598

13,575

60,513

Research and development

-

-

15,674

Impairment of long-lived assets

-

-

21,285

____________

____________

_____________

Total Expenses

20,946

13,922

101,383

____________

____________

_____________

LOSS BEFORE OTHER INCOME

(20,946)

(13,922)

(101,383)

OTHER INCOME:

Interest Income

-

1

1,216

____________

____________

_____________

LOSS BEFORE INCOME TAXES

(20,946)

(13,921)

(100,167)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

____________

____________

_____________

LOSS FROM CONTINUING

  OPERATIONS

(20,946)

(13,921)

(100,167)

CUMULATIVE EFFECT OF CHANGE

  IN ACCOUNTING PRINCIPLE

-

-

(221)

____________

____________

_____________

NET LOSS

$

(20,946)

$

(13,921)

$

(100,388)

___________

___________

____________

LOSS PER COMMON SHARE:

Continuing operations

$

(.01)

$

(.00)

$

(.03)

Change in accounting principle

-

-

(.00)

____________

____________

_____________

Loss per common share

$

(.01)

$

(.00)

$

(.03)

___________

___________

____________

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2003

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

____________________

____________________

Excess of

Development

Shares

Amount

Shares

Amount

Par Value

Stage

__________

__________

__________

__________

__________

____________

BALANCE, November 6, 1996

-

$

-

-

$

-

$

-

$

-

Issued 2,500,000 shares of common stock

  for cash of $2,500, or $.001 per share,

  November 1996

-

-

2,500,000

2,500

-

-

Net loss for the period ended

  December 31, 1996

-

-

-

-

-

(50)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 1996

-

-

2,500,000

2,500

-

(50)

Issued 237,500 shares of common stock

  for cash of $9,500, or $.04 per share,

  August 1997

-

-

237,500

238

9,262

-

Net loss for the year ended

  December 31, 1997

-

-

-

-

-

(1,661)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 1997

-

-

2,737,500

2,738

9,262

(1,711)

Issued 1,012,500 shares of common stock

  for cash of $40,500, or $.04 per share,

  net of stock offering costs of $5,000,

  May and August 1998

-

-

1,012,500

1,012

34,488

-

Net loss for the year ended

  December 31, 1998

-

-

-

-

-

(4,942)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 1998

-

-

3,750,000

3,750

43,750

(6,653)

Net loss for the year ended

  December 31, 1999

-

-

-

-

-

(2,243)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 1999

-

-

3,750,000

3,750

43,750

(8,896)

Net loss for the year ended

  December 31, 2000

-

-

-

-

-

(40,956)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 2000

-

-

3,750,000

3,750

43,750

(49,852)

Net loss for the year ended

  December 31, 2001

-

-

-

-

-

(15,669)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 2001

-

-

3,750,000

3,750

43,750

(65,521)

Net loss for the year ended

  December 31, 2002

-

-

-

-

-

(13,921)

__________

__________

__________

__________

__________

____________

BALANCE, December 31,2002

-

-

3,750,000

3,750

43,750

(79,442)

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2003

[Continued]

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

____________________

____________________

Excess of

Development

Shares

Amount

Shares

Amount

Par Value

Stage

__________

__________

__________

__________

__________

____________

Net loss for the year ended

  December 31, 2003

-

-

-

-

-

(20,946)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 2003

-

$

-

3,750,000

$

3,750

$

43,750

$

(100,388)

__________

__________

__________

__________

__________

____________

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

From Inception

For the Years Ended

on November 6,

December 31,

1996 Through

___________________________

December 31,

2003

2002

2003

____________

____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(20,946)

$

(13,921)

$

(100,388)

Adjustments to reconcile net loss to net cash

  used by operations:

Amortization expense

-

-

2,432

Depreciation expense

348

347

1,479

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principal

-

-

221

Changes in assets and liabilities:

Increase in accounts payable

20,435

12,992

52,389

Increase in accrued taxes

163

551

714

____________

____________

_____________

Net Cash (Used) by Operating Activities

-

(31)

(21,868)

____________

____________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

-

(1,742)

Organization costs

-

-

(288)

Cost of manuscripts

-

-

(23,650)

____________

____________

_____________

Net Cash (Used) by Investing Activities

-

-

(25,680)

____________

____________

_____________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

-

-

52,500

Stock offering costs

-

-

(5,000)

Advance from a shareholder

-

-

120

____________

____________

_____________

Net Cash Provided by Financing Activities

-

-

47,620

____________

____________

_____________

Net Increase (Decrease) in Cash

-

(31)

72

Cash at Beginning of Period

72

103

-

____________

____________

_____________

Cash at End of Period

$

72

$

72

$

72

_____________

_____________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2003:

None

For the Year Ended December 31, 2002:

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  [See Note 8].

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

Stock Based Compensation – The Company has one stock-based employee compensation plan [See Note 4]. The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants under this plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 9].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 11].  The financial statements have been restated, for all periods presented, to reflect the stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

December 31,

2003

____________

Office equipment

$

1,742

Less: Accumulated depreciation

(1,479)

____________

$

263

____________

Depreciation expense for the years ended December 31, 2003 and 2002 were $348 and $347, respectively.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MANUSCRIPTS, TRANSCRIPTS, ETC.

In 1999 and 2000, the Company paid consultants to prepare manuscripts which the Company had planned to publish as a book. In December 2000, in accordance with Statement of Financial Accounting Standards No. 121, the Company recorded an impairment write-down of $21,285 due to the Company not generating any revenues from the manuscripts.  A summary of manuscripts, transcripts, etc. consists of the following at:

December 31,

2003

____________

Manuscripts, transcripts, etc.

$

23,650

Less: Accumulated amortization

(2,365)

Less: Loss on impairment

(21,285)

____________

$

-

____________

Amortization expense for the years ended December 31, 2003 and 2002 was $0 and $0, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2003.

Common Stock - During November 1996, in connection with its organization, the Company issued 2,500,000 shares of its previously authorized, but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.001 per share).

During August 1997, the Company issued 237,500 shares of its previously authorized, but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.04 per share).

During May and August 1998, the Company issued 1,012,500 shares of its previously authorized, but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.04 per share).  Stock offering costs of $5,000 were offset against the proceeds.

In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 11].  The financial statements have been restated, for all periods presented, to reflect the stock split.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2003, no options have been issued under the Plan.

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - MARKETING AGREEMENT

In 1999 and 2000, the Company invested in developing a website to market its products via the internet.  Ultimately, the Company did not launch its website.  Instead, the Company assigned its interest in the website to Life Discovery Institute (“LDI”), an education and publishing organization owned and operated by the Company’s president.  On May 31, 2001, the Company entered into a five-year marketing agreement with LDI.  Under the agreement, the Company assigned all its interest and investment in developing the website to LDI which completed development and launched the website.  In exchange for the Company’s prior investment in the website, LDI allows the Company to market its products at no charge through the LDI website.  This agreement will end on May 31, 2006.  The Company currently has no other sources of distribution for its workshops.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2003, unused operating loss carryforwards of approximately $76,700 which may be applied against future taxable income and which expire in various years through 2023.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $26,100 and $19,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $7,100 during the year ended December 31, 2003.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

From Inception

For the Year Ended

on November 6,

December 31,

1996 Through

___________________________

December 31,

2003

2002

2003

____________

____________

____________

Loss from continuing operations available

to common shareholders (numerator)

$

(20,946)

$

(13,921)

$

(100,167)

____________

____________

____________

Cumulative effect of change in accounting

  principle (numerator)

$

-

$

-

$

(221)

____________

____________

____________

Weighted average number of common

shares outstanding used in loss per share

for the period (denominator)

3,750,000

3,750,000

3,472,769

___________

___________

___________

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

NOTE 11 – SUBSEQUENT EVENTS

Stock Split - In February 2005, the Company approved a 10 – for – one forward stock split.  The financial statements have been restated, for all periods presented, to reflect the stock split.

Convertible Notes Payable – In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrued interest at 8% per annum, was due in April 2006 and was convertible with accrued interest into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.

Related Party Advance - In July 2005, a shareholder of the Company advanced $1,000 to the company.

25