Form 10QSB
period 2004-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2004:  3,750,000 shares of common stock, par value $0.001. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Transitional Small Business Format:  Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

MARCH 31, 2004

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – March 31, 2004 and December 31, 2003

Unaudited Condensed Statements of Operations for the three months ended March 31, 2004 and 2003, and from inception on November 6, 1996 through March 31, 2004

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and from inception on November 6, 1996 through March 31, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9 15 17
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	18
	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2004 and December 31, 2003

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2004

and 2003 and from inception on November 6,

1996 through March 31, 2004

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2004

and 2003 and from inception on November 6,

1996 through March 31, 2004

8

—

Notes to Unaudited Condensed Financial Statements

9 -14

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

March 31,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

552

$

72

___________

___________

Total Current Assets

552

72

PROPERTY AND EQUIPMENT, net

177

263

OTHER ASSETS:

Manuscripts and transcripts, net

-

-

___________

___________

$

729

$

335

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

53,827

$

52,389

Accounts payable – related party

80

-

Advance from a shareholder

120

120

Accrued taxes

718

714

___________

___________

Total Current Liabilities

54,745

53,223

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

3,750,000 shares issued and

outstanding

3,750

3,750

Capital in excess of par value

43,750

43,750

Deficit accumulated during the

  development stage

(101,516)

(100,388)

___________

___________

Total Stockholders' Equity (Deficit)

(54,016)

(52,888)

___________

___________

$

729

$

335

___________

___________

Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

_____________________

March 31,

2004

2003

2004

__________

__________

____________

REVENUE

$

400

$

-

$

400

__________

__________

____________

EXPENSES:

Depreciation and

  amortization

86

87

3,997

General and administrative

1,442

6,284

61,955

Research and development

-

-

15,674

Impairment of long-lived

  assets

-

-

21,285

__________

__________

____________

Total Expenses

1,528

6,371

102,911

__________

__________

____________

LOSS BEFORE OTHER INCOME

(1,128)

(6,371)

(102,511)

OTHER INCOME:

Interest income

0

0

1,216

__________

__________

____________

LOSS BEFORE INCOME

  TAXES

(1,128)

(6,371)

(101,295)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(1,128)

(6,371)

(101,295)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

(221)

__________

__________

____________

NET LOSS

$

(1,128)

$

(6,371)

$

(101,516)

__________

__________

____________

LOSS PER COMMON SHARE:

Continuing operations

$

(.00)

$

(.00)

$

(.03)

Change in accounting

  principle

-

-

(.00)

__________

__________

____________

Loss per common

  share

$

(.00)

$

(.00 )

$

(.03)

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

______________________

March 31,

2004

2003

2004

__________

__________

_____________

Cash Flows from Operating Activities:

Net loss

$

(1,128)

$

(6,371)

$

(101,516)

Adjustments to reconcile net loss to net cash

  provided (used) by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

86

87

1,565

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Changes in assets and liabilities:

Increase in accounts payable

1,438

6,240

53,827

Increase in accounts payable – related party

80

-

80

Increase in accrued taxes

4

44

718

__________

__________

_____________

Net Cash Provided (Used) by Operating Activities

480

-

(21,388)

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

__________

__________

_____________

Net Increase (Decrease) in Cash

480

-

552

Cash at Beginning of Period

 72

72

-

__________

__________

_____________

Cash at End of Period

$

552

$

72

$

552

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2004:

None

For the three months ended March 31, 2003:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead has used the materials gathered during its research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audio tape and a workbook.  The Company intends to market these workshops over the Internet.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Revenue Recognition - The Company’s revenue has come from the sale of items where the Company acted only as an agent.  The Company recognizes revenue when the product is delivered.  The Company records revenues generated by the sale of items that the Company produces or purchases as inventory on the gross basis.  On a gross basis, the entire sale amount is recorded as revenue.  The Company records revenue generated by the sale of items where the Company only acts as an agent or when the Company has no risk of loss on the net basis.  The Company records revenue generated by Internet sales utilizing third party websites on the net basis.  On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 4].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” were recently issued.  SFAS No. 146, 147, 148, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1 forward stock-split [See Note 11].  The financial statements have been restated, for all periods presented, to reflect the stock split.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

March 31,

December 31,

2004

2003

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,565)

(1,479)

___________

___________

$

177

$

263

___________

___________

Depreciation expense for the three months ended March 31, 2004 and 2003 was $86 and $87, respectively.

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

March 31,

December 31,

2004

2003

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the three months ended March 31, 2004 and 2003 was $0 and $0, respectively.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

Common Stock - During November 1996, in connection with its organization, the Company issued 2,500,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.001 per share).

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

During August 1997, the Company issued 237,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.04 per share).

During May and August 1998, the Company issued 1,012,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.04 per share).  Stock offering costs of $5,000 were offset against the proceeds.

In February 2005, the Company approved a 10 - for - 1 forward stock split [See Note 11]. The financial statements have been restated, for all periods presented, to reflect the stock split.

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of March 31, 2004, no options have been issued under the Plan.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004, the Company sold products owned by LDI [See Note 7].  At March 31, 2004, the Company owed $80 to LDI for the cost of the products.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has available at March 31, 2004, unused operating loss carryforwards of approximately $77,900 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $26,500 and $26,100 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2004.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

_____________________

March 31,

2004

2003

2004

__________

__________

____________

Loss from continuing operations available

to common shareholders (numerator)

$

(1,128)

$

(6,371)

$

(101,295)

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

(221)

__________

__________

____________

Weighted average number of common shares

outstanding used in loss per share for the

period (denominator)

3,750,000

3,750,000

3,482,106

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

NOTE 11 – SUBSEQUENT EVENTS

Stock Split - In February 2005, the Company approved a 10 – for – 1 forward stock split.  The financial statements have been restated, for all periods presented, to reflect the stock split.

Convertible Notes Payable – In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrued interest at 8% per annum, was due in April 2006, and was convertible with accrued interest into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of March 31, 2004, we have total revenue $400.

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

Our Contract with Life Discovery Institute

On May 31, 2001, we entered into an exclusive agreement with the Life Discovery Institute (“LDI”), an education and publishing organization operated by our president, to sell our workshops through their website at.  Our agreement is for a term of five years and is currently the only source of distribution for our workshops.  We may seek additional sources of distribution in the future but we have no agreements or arrangements in place or pending at the present time.

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

Our direct competitors utilize much of the same philosophy for self-improvement and motivation, and use the same or similar medium for marketing their products and services. We expect to encounter substantial competition in our efforts to promote, sell, and market our products.

Three Month Periods Ended March 31, 2004 and 2003

Our revenues since inception total $400 and we have realized a cumulative net loss of $101,516 from inception through March 31, 2004.  For the three months ending March 31, 2004 net loss was $1,128 compared to $6,371 for the same period in 2003.  Expenses during the three months ended March 31, 2004, consisted of $1,442 in general and administrative expense and $86 in depreciation and amortization.  Expenses during the comparable period in 2003 consisted of $87 in depreciation and amortization and $6,284 in general and administrative expenses.  Higher general and administrative expenses in 2003 were the result of professional fees associated with preparing and filing our public reports.

As of March 31, 2004 our total assets were $729 consisting of $552 in cash and $177 in property and equipment.  Total current liabilities at March 31, 2004 were $54,745 consisting of $53,827 in accounts payable, $120 in an advance from a shareholder, $718 in accrued taxes and accounts payable to a related party of $80.

Liquidity and Capital Resources

At March 31, 2004 we had $552 cash and have revenues of $400.  We expect that we will generate additional future revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website.  In the coming months we will turn our attention to actively promoting our products and attracting potential customers to the LDI website.  Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement.  If these efforts are unsuccessful, we may explore supplementary means of marketing our workshops.  However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  At March 31, 2004 we also had current liabilities of $54,745.  As a result, we will need to generate up to $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: September15, 2005

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer

18