Form 10QSB
period 2004-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date: As of June 30, 2004 the issuer had 3,750,000 shares of common stock, par value $0.001 issued and outstanding.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Transitional Small Business Format:  Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

(A Development Stage Company)

FORM 10-QSB

JUNE 30, 2004

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2004 and December 31, 2003

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003, and from inception on November 6, 1996 through June 30, 2004

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and from inception on November 6, 1996 through June 30, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		3 6 7 8 9-15 16 18
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	19
	Signatures	19

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2004 and December 31, 2003

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2004

and 2003 and from inception on November 6,

1996 through June 30, 2004

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2004

and 2003 and from inception on November 6,

1996 through June 30, 2004

8

—

Notes to Unaudited Condensed Financial Statements

9 - 15

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

529

$

72

___________

___________

Total Current Assets

529

72

PROPERTY AND EQUIPMENT, net

90

263

OTHER ASSETS:

Manuscripts and Transcripts, net

-

-

___________

___________

$

619

$

335

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

48,901

$

52,389

Accounts payable – related party

80

-

Advance from a shareholder

120

120

Accrued taxes

740

714

Accrued interest – related party

90

-

___________

___________

Total Current Liabilities

49,931

53,223

___________

___________

CONVERTIBLE NOTE PAYABLE – RELATED PARTY

5,000

-

___________

___________

Total Liabilities

54,931

53,223

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

3,750,000 shares issued and outstanding

3,750

3,750

Capital in excess of par value

43,750

43,750

Deficit accumulated during the

  development stage

(101,812)

(100,388)

___________

___________

Total Stockholders' Equity (Deficit)

(54,312)

(52,888)

___________

___________

$

619

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

1996 Through

_____________________

_____________________

June 30,

2004

2003

2004

2003

2004

__________

__________

__________

__________

____________

REVENUE

$

-

$

-

$

400

$

-

$

400

__________

__________

__________

__________

____________

EXPENSES:

Depreciation and amortization

87

87

173

174

4,084

General and administrative

119

5,486

1,561

11,770

62,074

Research and development

-

-

-

-

15,674

Impairment of long-lived assets

-

-

-

-

21,285

__________

__________

__________

__________

____________

Total Expenses

206

5,573

1,734

11,944

103,117

__________

__________

__________

__________

____________

LOSS BEFORE OTHER INCOME

(EXPENSE)

(206)

(5,573)

(1,334)

(11,944)

(102,717)

OTHER INCOME (EXPENSE):

Interest income

-

-

-

-

1,216

Interest expense – related party

(90)

-

(90)

-

(90)

__________

__________

__________

__________

____________

             Total Other Income (Expense)

(90)

-

(90)

-

1,126

__________

__________

__________

__________

___________

LOSS BEFORE INCOME

  TAXES

(296)

(5,573)

(1,424)

(11,944)

(101,591)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(296)

(5,573)

(1,424)

(11,944)

(101,591)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

-

-

(221)

__________

__________

__________

__________

____________

NET LOSS

$

(296)

$

(5,573)

$

(1,424)

$

(11,944)

$

(101,812)

__________

__________

__________

__________

____________

LOSS PER COMMON SHARE:

Continuing operations

$

(.00)

$

(.00)

$

(.00)

$

(.00)

$

(.03)

Change in accounting

  principle

-

-

-

-

(.00)

__________

__________

__________

__________

____________

Loss per common

  share

$

(.00)

$

(.00)

$

(.00)

$

(.00)

$

(.03)

__________

__________

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six

From Inception

Months Ended

on November 6,

June 30,

1996 Through

______________________

June 30,

2004

2003

2004

__________

__________

_____________

Cash Flows from Operating Activities:

Net loss

$

(1,424)

$

(11,944)

$

(101,812)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

173

174

1,652

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(3,488)

11,720

48,901

Increase in accounts payable – related party

80

-

80

Increase in accrued taxes

26

50

740

Increase in accrued interest – related party

90

-

90

__________

__________

_____________

Net Cash (Used) by Operating Activities

(4,543)

-

(26,411)

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

Proceeds from issuance of note payable

5,000

-

5,000

Advance from a shareholder

-

-

120

__________

__________

_____________

Net Cash Provided by Financing Activities

5,000

-

52,620

__________

__________

_____________

Net Increase (Decrease) in Cash

457

-

529

Cash at Beginning of Period

72

72

-

__________

__________

_____________

Cash at End of Period

$

529

$

72

$

529

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2004:

None

For the six months ended June 30, 2003:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  [See Note 9].

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 5].  The Company accounts for its plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company has not issued any stock options or warrants under the plan.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 10].

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

Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1  forward stock split [See Note 12].  The financial statements have been restated, for all periods presented, to reflect the stock split.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

June 30,

December 31,

2004

2003

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,652)

(1,479)

___________

___________

$

90

$

263

___________

___________

Depreciation expense for the six months ended June 30, 2004 and 2003 was $173 and $174, respectively.

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

June 30,

December 31,

2004

2003

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the six months ended June 30, 2004 and 2003 was $0 and $0, respectively.

NOTE 4 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due April 2006, and is convertible with accrued interest into 1,000,000 shares of common stock.  At June 30, 2004, accrued interest amounted to $90.  This note payable was subsequently converted [See Note 12].

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

Common Stock - In November 1996, in connection with its organization, the Company issued 2,500,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.001 per share).

In August 1997, the Company issued 237,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.04 per share).

In May and August 1998, the Company issued 1,012,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.04 per share).  Stock offering costs of $5,000 were offset against the proceeds.

In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 12].  The financial statements have been restated, for all periods presented, to reflect the stock split.

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of June 30, 2004, no options have been issued under the Plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004, the Company sold products owned by LDI [See Note 8].  At June 30, 2004, the Company owed $80 to LDI for the cost of the products.

Convertible Note Payable – The Company has a convertible note payable to a shareholder of the Company [See Note 4].

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

Marketing Agreement - The Company has a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company’s president [See Note 8].

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

NOTE 8 - MARKETING AGREEMENT

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

NOTE 9 - INCOME TAXES

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

The Company has available at June 30, 2004, unused operating loss carryforwards of approximately $78,200 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $26,600 and $26,100 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the six months ended June 30, 2004.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Six

From Inception

Months Ended

Months Ended

on November 6,

June 30,

June 30,

1996 Through

_____________________

_____________________

June 30,

2004

2003

2004

2003

2004

__________

__________

__________

__________

____________

Loss from continuing operations

available to common shareholders

(numerator)

$

(296)

$

(5,573)

$

(1,424)

$

(11,944)

$

(101,591)

__________

__________

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

-

$

-

$

(221)

__________

__________

__________

__________

____________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

3,750,000

3,750,000

3,750,000

3,750,000

3,490,834

__________

__________

__________

__________

____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At June 30, 2004, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In 1996, the Company paid $288 in organization costs which reflect amounts expended to organize the Company.  The Company was previously amortizing the costs, but during 1998, in accordance with Statement of Position 98-5, the Company expensed the remaining $221 in organization costs which has been accounted for as a change in accounting principle.

NOTE 12 – SUBSEQUENT EVENTS

Stock Split - In February 2005, the Company approved a 10 – for – 1 forward stock split.  The financial statements have been restated, for all periods presented, to reflect the stock split.

Convertible Note Payable - In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.

Conversion of Note Payable - In September 2004, a shareholder of the Company exercised his conversion right related to a note payable and the Company issued 1,000,000 shares of common stock.

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

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of June 30, 2004, we have generated a total of $400 in revenue.

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

Our Contract with Life Discovery Institute

On May 31, 2001, we entered into an exclusive agreement with the Life Discovery Institute (“LDI”), an education and publishing organization operated by our president, to sell our workshops through their website.  Our agreement is for a term of five years and is currently the only source of distribution for our workshops.  We may seek additional sources of distribution in the future but we have no agreements or arrangements in place or pending at the present time.

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

Three and Six Month Periods Ended June 30, 2004 and 2003

Our revenues since inception total $400 and we have realized a cumulative net loss of $101,812 from inception on November 6, 1996 through June 30, 2004.  Expenses during the three months ended June 30, 2004 were $206 consisting of $119 in general and administrative costs and $87 in depreciation and amortization.  During the comparable period in 2003 expenses were $5,573 consisting of $5,486 in general and administrative costs and $87 in depreciation and amortization.  Higher general and administrative costs in 2003 were the result of legal and auditing fees associated with preparing and filing our public reports.  In April of 2004 the company borrowed $5,000 from a shareholder on a convertible promissory note.  Interest expense on the note for the three month period totaled $90. As a result of these factors, we net realized a net loss of $296 during the three months ended June 30, 2004 and a net loss of $5,573 during the comparable period in 2003.

Total expenses during the six months ended June 30, 2004 were $1,734 consisting of $1,561 in general and administrative expenses and $173 in depreciation and amortization.  By comparison, total expenses during the six months ended June 30, 2003 were $11,944 consisting of $11,770 in general and administrative costs and $174 in depreciation and amortization.  Higher general and administrative expenses in 2003 were largely the result of bringing current our public reports and filing a Registration Statement on Form 10-SB that went effective during the second quarter of 2003.  As a result of the foregoing, and interest expense on a $5,000 convertible promissory note of $90, Freedom Resources realized net losses of $1,424 through the first six months of 2004 and $11,944 during the first six months of 2003.

As of June 30, 2004 our total assets were $619 consisting of $529 in cash and $90 in property and equipment.  Total current liabilities at June 30, 2004 were $49,931 consisting of $48,901 in accounts payable, $120 in an advance from a shareholder, $80 in related party accounts payable,  $740 in accrued taxes, and $90 in accrued interest.  Total assets at December 31, 2003 were $335 consisting of $72 in cash and $263 in property and equipment.  Total current liabilities at December 31, 2003 were $53,223 consisting of $52,389 in accounts payable, $120 in an advance from a shareholder and $714 in accrued taxes.

In April 2004 we borrowed $5,000 from a shareholder and issued a convertible promissory note. The note accrued interest at 8% per annum, and was due in April 2006 and was convertible, with accrued interest, into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.  Accrued interest at June 30, 2004 totaled $90.

Liquidity and Capital Resources

At June 30, 2004 we had $529 cash and have generated a total of $400 in revenues.  We expect that we will eventually generate revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website. In the coming months we will direct our efforts toward actively promoting our products and attracting potential customers to the LDI website.  LDI has also been developing relationships with web-based marketing companies to promote the website.

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

/s/Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer

19