Form 10QSB
period 2004-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Yes [  ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date:

As of September 30, 2004 the issuer had 4,750,000 shares of common stock, par value $0.001 issued and outstanding.   The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Transitional Small Business Format:

Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

(A Development Stage Company)

FORM 10-QSB

SEPTEMBER 30, 2004

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – September 30, 2004 and December 31, 2003

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and from inception on November 6, 1996 through September 30, 2004

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and from inception on November 6, 1996 through September 30, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9-15 16 18
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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2004 and December 31, 2003

6

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30,

2004 and 2003 and from inception on November 6,

1996 through September 30, 2004

7

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2004

and 2003 and from inception on November 6,

1996 through September 30, 2004

8

—

Notes to Unaudited Condensed Financial Statements

9 - 15

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2004

2003

___________

___________

CURRENT ASSETS:

Cash

$

470

$

72

___________

___________

Total Current Assets

470

72

PROPERTY AND EQUIPMENT, net

3

263

OTHER ASSETS:

Manuscripts and Transcripts, net

-

-

___________

___________

$

473

$

335

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

48,978

$

52,389

Accounts payable – related party

280

-

Advance from a shareholder

120

120

Accrued taxes

764

714

___________

___________

Total Current Liabilities

50,142

53,223

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

4,750,000 and 3,750,000 shares issued

and outstanding, respectively

4,750

3,750

Capital in excess of par value

47,918

43,750

Deficit accumulated during the

  development stage

(102,337)

(100,388)

___________

___________

Total Stockholders' Equity (Deficit)

(49,669)

(52,888)

___________

___________

$

473

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

_____________________

_____________________

September 30,

2004

2003

2004

2003

2004

__________

__________

__________

__________

____________

REVENUE

$

1,000

$

-

$

1,400

$

-

$

1,400

__________

__________

__________

__________

____________

EXPENSES:

Depreciation and amortization

87

87

260

261

4,171

General and administrative

1,360

1,655

2,921

13,425

63,434

Research and development

-

-

-

-

15,674

Impairment of long-lived

  assets

-

-

-

-

21,285

__________

__________

__________

__________

____________

Total Expenses

1,447

1,742

3,181

13,686

104,564

__________

__________

__________

__________

____________

LOSS BEFORE OTHER INCOME

(EXPENSE)

(447)

(1,742)

(1,781)

(13,686)

(103,164)

__________

__________

__________

__________

___________

OTHER INCOME (EXPENSE):

Interest income

-

-

-

-

1,216

Interest expense – related party

(78)

-

(168)

-

(168)

__________

__________

__________

__________

____________

Total Other Income (Expense)

(78)

-

(168)

-

1,048

LOSS BEFORE INCOME

  TAXES

(525)

(1,742)

(1,949)

(13,686)

(102,116)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(525)

(1,742)

(1,949)

(13,686)

(102,116)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

-

-

(221)

__________

__________

__________

__________

____________

NET LOSS

$

(525)

$

(1,742)

$

(1,949)

$

(13,686)

$

(102,337)

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

______________________

September 30,

2004

2003

2004

__________

__________

_____________

Cash Flows from Operating Activities:

Net loss

$

(1,949)

$

(13,686)

$

(102,337)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

260

261

1,739

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(3,411)

13,369

48,978

Increase in accounts payable – related party

280

-

280

Increase in accrued taxes

50

56

764

Increase in accrued interest – related party

168

-

168

__________

__________

_____________

Net Cash (Used) by Operating Activities

(4,602)

-

(26,470)

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

398

-

470

Cash at Beginning of Period

72

72

-

__________

__________

_____________

Cash at End of Period

$

470

$

72

$

470

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2004:

In September 2004, the Company issued 1,000,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $168.

For the nine months ended September 30, 2003:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

September 30,

December 31,

2004

2003

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,739)

(1,479)

___________

___________

$

3

$

263

___________

___________

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $260 and $261, respectively.

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

September 30,

December 31,

2004

2003

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the nine months ended September 30, 2004 and 2003 was $0 and $0, respectively.

NOTE 4 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrued interest at 8% per annum, was due April 2006, and was convertible with accrued interest into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

In September 2004, the Company issued 1,000,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $168.

In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 12].  The financial statements have been restated, for all periods presented, to reflect the stock split

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of September 30, 2004, no options have been issued under the Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004, the Company sold products owned by LDI [See Note 8].  At September 30, 2004, the Company owed $280 to LDI for the cost of the products.

Advance from a Shareholder - An officer/shareholder of the Company advanced $120 to the Company.  The advance bears no interest and is due on demand.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [CONTINUED]

Convertible Note Payable – The Company had a convertible note payable to a shareholder of the Company [See Note 4].

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

The Company has available at September 30, 2004 unused operating loss carryforwards of approximately $78,700 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $26,800 and $26,100 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the nine months ended September 30, 2004.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Nine

From Inception

Months Ended

Months Ended

on November 6,

September 30,

September 30,

1996 Through

_____________________

_____________________

September 30,

2004

2003

2004

2003

2004

__________

__________

__________

__________

____________

Loss from continuing operations available

to common shareholders

(numerator)

$

(525)

$

(1,742)

$

(1,949)

$

(13,686)

$

(102,116)

__________

__________

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

-

$

-

$

(221)

__________

__________

__________

__________

____________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

3,978,261

3,750,000

3,826,642

3,750,000

3,506,378

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

Convertible Note Payable – In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.

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

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of September 30, 2004, we have generated a total of $1,400 in revenue.

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

Three and Nine Month Periods Ended September 30, 2003 and 2002

Our revenues since inception total $1,400 and we have realized a cumulative loss from operations of $102,337 from inception on November 6, 1996 through September 30, 2004.  Expenses during the three months ended September 30, 2004 were $1,447 consisting of $1,360 in general and administrative costs and $87 in depreciation and amortization.  During the comparable period in 2003 expenses were $1,742 consisting of $1,655 in general and administrative costs and $87 in depreciation and amortization.  General and administrative expenses during both periods consisted of accounting, auditing and legal fees associated with preparing and filing our public reports.  Higher general and administrative costs in 2003 were largely the result of legal and auditing fees associated with bringing current our public reports and filing an amended registration statement with the SEC on Form 10-SB.  Interest expense for the three month period ended September 30, 2004 totaled $78.   As a result of these factors, we realized a net loss of $525 during the three months ended September 30, 2004 and a net loss of $1,742 during the comparable period in 2003.

Total expenses during the nine months ended September 30, 2004 were $3,181 consisting of $2,921 in general and administrative expenses and $260 in depreciation and amortization.  By comparison, total expenses during the nine months ended September 30, 2003 were $13,686 consisting of $13,425 in general and administrative costs and $261 in depreciation and amortization.  Higher general and administrative expenses through the first nine months of 2003 were due to costs associated with filing pre-effective amendments to our registration statement on Form 10-SB.  The registration statement became effective during the second quarter of 2003.  Interest expense for the nine month period ended September 30, 2004 totaled $168.  As a result of these factors, we realized a net loss of $1,949 during the nine months ended September 30, 2004 and a net loss of $13,686 during the comparable period in 2003.

As of September 30, 2004 our total assets were $473 consisting of $470 in cash and $3 in net property and equipment.  Total current liabilities at September 30, 2004 were $50,142 consisting primarily of $48,978 in accounts payable, $280 in related party accounts payable, as well as $120 in an advance from a shareholder, and $764 in accrued taxes.  Total assets at December 31, 2003 were $335 consisting of $72 in cash and $263 in property and equipment.  Total current liabilities at December 31, 2003 were $53,223 consisting of $52,389 in accounts payable, $120 in an advance from a shareholder and $714 in accrued taxes.

In April 2004 we borrowed $5,000 from a shareholder and issued a convertible promissory note. The note accrued interest at 8% per annum, and was due in April 2006 and was convertible, with accrued interest, into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

Liquidity and Capital Resources

At September 30, 2004 we had $470 cash and have generated a total of $1,400 in revenues.  We expect that we will eventually generate revenues through our marketing agreement with LDI although we cannot assure this.  In past years we focused our attention on research and developing our workshops and the LDI website. In recent months we have directed our efforts toward promoting our products and attracting potential customers to the LDI website.  We believe LDI has also been developing relationships with web-based marketing companies to promote the website.

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

Neil Christiansen

Chief Executive Officer

Chief Financial Officer

19