Form 10KSB
period 2004-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.001

 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]   No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer’s revenue for its most recent fiscal year was: $2,060.

The aggregate market value of the issuer’s voting stock held as of December 31, 2004, by non-affiliates of the issuer was $-0-.  There was no active trading market and no quote for Freedom Resources Enterprises, Inc. during fiscal year 2004, therefore the value is deemed to be $-0-.

As of December 31, 2004 the issuer had 4,750,000 shares of its $.001 par value common stock outstanding.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

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

		8 8 9 9 10 10
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

At December 31, 2004, the number of record holders of our Common Stock was 32. Total shares issued and outstanding were 4,750,000. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.  Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations For the Periods Ending December 31, 2004 and December 31, 2003

We have a total of $2,060 in revenues generated to date.  Net loss was $2,129 for the year ended December 31, 2004 and $20,946 for the year ended December 31, 2003.  Cumulative net loss since inception on November 6, 1996 through December 31, 2004 was $102,517.

Expenses during the year ended December 31, 2004 were $4,021.  Expenses consisted of $263 in depreciation and amortization costs and $3,758 in general and administrative costs.  Expenses for the year ended December 31, 2003 were $20,946 consisting of $20,598 in general and administrative costs and $348 in depreciation and amortization.  General and administrative costs during both 2004 and 2003 were almost exclusively due to professional, legal and accounting fees associated with our public filings and with preparing a Registration Statement on Form 10-SB.  At the date of this report, the Registration is effective.

We earned $0 in interest income and incurred interest expense of $168 for the year ended December 31, 2004. Our interest income and interest expense for the year ended December 31, 2003 was $0 and $0 respectively.

As of December 31, 2004, we had total assets of $247 consisting of cash.  At December 31, 2003 assets were $335 consisting of $72 in cash and $263 in property and equipment.  Total current liabilities at December 31, 2004 were $50,096 consisting of $48,688 in accounts payable, $120 in advances from a shareholder, $420 in a related party accounts payable, and $868 in accrued taxes.  At December 31, 2003 current liabilities were $53,223 consisting of $52,389 in accounts payable and $120 in an advances from a shareholder, and $714 in accrued taxes.

In April 2004 we borrowed $5,000 from a shareholder and issued a convertible promissory note. The note accrued interest at 8% per annum, and was due in April 2006 and was convertible, with accrued interest, into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

Liquidity and Capital Resources

At December 31, 2004 we had $247 in cash and have generated only $2,060 in revenue.  We expect that we will eventually generate additional revenue through the sale of our workshops on the LDI website, however, we cannot assure this.  If LDI does not succeed in selling our workshops we may seek alternate marketing channels of distribution.  We are not seeking other marketing sources at the present time and we do not have a contingency plan if our agreement with LDI is unprofitable.

We anticipate that our expenses will increase over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company.  We estimate that resulting general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  We also have current liabilities of $50,096.  As a result, we will need to raise approximately $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Plan of Operation

We expect to encounter significant difficulties in effectuating our business plan.  As of December 31, 2004, we have generated a total of $2,060 in revenue.  Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

Although online spending has increased substantially over the past five years, we have not benefited from this trend.  To date, we have not generated substantial revenue from the sale of our products and establishing our presence in the Internet marketplace continues to be an obstacle.  We hope to eventually generate revenue as we implement our business plan.  However, we cannot guarantee that the LDI website will emerge as a viable marketing platform or that we will be successful in our efforts to establish a profitable online presence.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	69	President and Director	November, 1996
Margie Aliprandi	47	Secretary and Director	November, 1996
Charisse Orton	38	Treasurer and Director	November 1996

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 4,750,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Name and Address	Number of Shares Beneficially Owned	% of Shares
Neil Christiansen (1) 901 East 7800 South Midvale, UT 84047	2,300,000	48.42%
Sparrow, Inc. 899 South Artistic Circle Springville, Utah 84663	1,187,500	25.0%
Margie Aliprandi (1) 6466 Crest Mount Drive Salt Lake City, UT 84121	106,250	2.2%
Charisse Orton (1) 10149 Silver Streak Drive Sandy, UT 84095	106,250	2.2%
Officers and Directors as a Group: 3 People	2,512,500	52.89%

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

Mr. Christiansen has advanced $120 to the Company.  At December 31, 2004 the advance had not been repaid.  The advance carries no interest and is payable on demand.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $770 for fiscal year ended 2004 and $3,225 for fiscal year ended 2003. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 and $0 for fiscal years ended 2004 and 2003, respectively.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2003 and consisted of tax compliance services and $0 for fiscal year ended 2004 and consisted of tax compliance services.  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

DECEMBER 31, 2004

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

14

—

Balance Sheet, December 31, 2004

15

—

Statements of Operations, for the years ended

December 31, 2004 and 2003 and from inception

on November 6, 1996 through December 31, 2004

16

—

Statement of Stockholders’ Equity (Deficit), from

inception on November 6, 1996 through

December 31, 2004

17-18

—

Statements of Cash Flows, for the years ended

December 31, 2004 and 2003 and from inception

on November 6, 1996 through December 31, 2004

19

—

Notes to Financial Statements

20 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on November 6, 1996 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on November 6, 1996 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 3, 2005

Salt Lake City, Utah

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,

2004

____________

CURRENT ASSETS:

Cash

$

247

____________

Total Current Assets

247

PROPERTY AND EQUIPMENT, net

-

OTHER ASSETS:

Manuscripts and transcripts, net

-

____________

$

247

_____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

48,688

Accounts payable – related party

420

Advance from a shareholder

120

Accrued taxes

868

____________

Total Current Liabilities

50,096

____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

Common stock, $.001 par value,

50,000,000 shares authorized,

4,750,000 shares issued and

outstanding

4,750

Capital in excess of par value

47,918

Deficit accumulated during the

  development stage

(102,517)

____________

Total Stockholders' Equity (Deficit)

(49,849)

____________

$

247

_____________

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

From Inception

For the Years

on November 6,

Ended December 31,

1996 Through

____________________________

December 31,

2004

2003

2004

____________

____________

_____________

REVENUE

$

2,060

$

-

$

2,060

____________

____________

_____________

EXPENSES:

Depreciation and amortization

263

348

4,174

General and administrative

3,758

20,598

64,271

Research and development

-

-

15,674

Impairment of long-lived assets

-

-

21,285

____________

____________

_____________

Total Expenses

4,021

20,946

105,404

____________

____________

_____________

LOSS BEFORE OTHER INCOME

(EXPENSE)

(1,961)

(20,946)

(103,344)

____________

____________

_____________

OTHER INCOME (EXPENSE):

Interest Income

-

-

1,216

Interest Expense – related party

(168)

-

(168)

____________

____________

_____________

Total Other Income (Expense)

(168)

-

1,048

____________

____________

_____________

LOSS BEFORE INCOME TAXES

(2,129)

(20,946)

(102,296)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

____________

____________

_____________

LOSS FROM CONTINUING

  OPERATIONS

(2,129)

(20,946)

(102,296)

CUMULATIVE EFFECT OF CHANGE

  IN ACCOUNTING PRINCIPLE

-

-

(221)

____________

____________

_____________

NET LOSS

$

(2,129)

$

(20,946)

$

(102,517)

___________

___________

____________

LOSS PER COMMON SHARE:

Continuing operations

$

(.00)

$

(.01)

$

(.03)

Change in accounting principle

-

-

(.00)

____________

____________

_____________

Loss per common share

$

(.00)

$

(.01)

$

(.03)

___________

___________

____________

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2004

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

BALANCE, December 31, 2002

-

-

3,750,000

3,750

43,750

(79,442)

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2004

[Continued]

Deficit

Accumulated

Preferred Stock

Common Stock

Capital in

During the

____________________

____________________

Excess of

Development

Shares

Amount

Shares

Amount

Par Value

Stage

__________

__________

__________

__________

__________

____________

Net loss for the year ended

  December 31, 2003

-

-

-

-

-

(20,946)

BALANCE, December 31, 2003

-

-

3,750,000

3,750

43,750

(100,388)

Issued 1,000,000 shares of common stock

on conversion of note payable, September 2004

-

-

1,000,000

1,000

4,168

-

Net loss for the year ended

   December 31, 2004

-

-

-

-

-

(2,129)

__________

__________

__________

__________

__________

____________

BALANCE, December 31, 2004

-

$

-

4,750,000

$

4,750

$

47,918

$

(102,517)

__________

__________

__________

__________

__________

____________

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

From Inception

For the Years Ended

on November 6,

December 31,

1996 Through

___________________________

December 31,

2004

2003

2004

____________

____________

_____________

Cash Flows from Operating Activities:

Net loss

$

(2,129)

$

(20,946)

$

(102,517)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

263

348

1,742

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principal

-

-

221

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(3,701)

20,435

48,688

Increase in accounts payable – related party

420

-

420

Increase in accrued taxes

154

163

868

Increase in accrued interest – related party

168

-

168

____________

____________

_____________

Net Cash (Used) by Operating Activities

(4,825)

0

(26,693)

____________

____________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

-

(1,742)

Organization costs

-

-

(288)

Cost of manuscripts

-

-

(23,650)

___________

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

____________

____________

_____________

Net Cash Provided by Financing Activities

5,000

-

52,620

____________

____________

_____________

Net Increase (Decrease) in Cash

175

0

247

Cash at Beginning of Period

72

72

0

____________

____________

_____________

Cash at End of Period

$

247

$

72

$

247

_____________

_____________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2004:

In September 2004, the Company issued 1,000,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $168.

For the Year Ended December 31, 2003:

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued.  SFAS No. 151, 152, 153, and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 12].  The financial statements have been restated, for all periods presented, to reflect the stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

December 31,

2004

____________

Office equipment

$

1,742

Less: Accumulated depreciation

(1,742)

____________

$

0

____________

Depreciation expense for the years ended December 31, 2004 and 2003 were $263 and $348, respectively.

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

December 31,

2004

____________

Manuscripts, transcripts, etc.

$

23,650

Less: Accumulated amortization

(2,365)

Less: Loss on impairment

(21,285)

____________

$

-

____________

Amortization expense for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrued interest at 8% per annum, was due in April 2006, and was convertible with accrued interest into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2004.

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

NOTE 5 - CAPITAL STOCK [CONTINUED]

In September 2004, the Company issued 1,000,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $168.

In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 12].  The financial statements have been restated, for all periods presented, to reflect the stock split.

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2004, no options have been issued under the Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004, the Company sold products owned by LDI [See Note 8].  At December 31, 2004, the Company owed $420 to LDI for the cost of the products.

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

The Company has available at December 31, 2004, unused operating loss carryforwards of approximately $78,900 which may be applied against future taxable income and which expire in various years through 2024.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $26,800 and $ 26,100 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $700 during the year ended December 31, 2004.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

From Inception

For the Year Ended

on November 6,

December 31,

1996 Through

___________________________

December 31,

2004

2003

2004

____________

____________

____________

Loss from continuing operations available

to common shareholders (numerator)

$

(2,129)

$

(20,946)

$

(102,296)

____________

____________

____________

Cumulative effect of change in accounting

  principle (numerator)

$

-

$

-

$

(221)

____________

____________

____________

Weighted average number of common

shares outstanding used in loss per share

for the period (denominator)

4,058,743

3,750,000

3,544,810

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