Form 10QSB
period 2005-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2005:  4,750,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

MARCH 31, 2005

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – March 31, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three months ended March 31, 2005 and 2004, and from inception on November 6, 1996 through March 31, 2005

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004, and from inception on November 6, 1996 through March 31, 2005

Notes to Unaudited Condensed Financial Statements

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

MARCH 31, 2005

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2005 and December 31, 2004

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2005

and 2004 and from inception on November 6,

1996 through March 31, 2005

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2005

and 2004 and from inception on November 6,

1996 through March 31, 2005

8

—

Notes to Unaudited Condensed Financial Statements

9 - 15

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

March 31,

December 31,

2005

2004

___________

___________

CURRENT ASSETS:

Cash

$

225

$

247

___________

___________

Total Current Assets

225

247

PROPERTY AND EQUIPMENT, net

-

-

OTHER ASSETS:

Manuscripts and transcripts, net

-

-

___________

___________

$

225

$

247

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

43,254

$

48,688

Accounts payable – related party

420

420

Advances from a shareholder

1,370

120

Accrued taxes

873

868

Accrued interest – related party

48

-

___________

___________

Total Current Liabilities

45,965

50,096

___________

___________

CURRENT NOTE PAYABLE – RELATED PARTY

5,000

-

___________

___________

Total Liabilities

50,965

50,096

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

4,750,000 shares issued and outstanding

4,750

4,750

Capital in excess of par value

47,918

47,918

Deficit accumulated during the

  development stage

(103,408)

(102,517)

___________

___________

Total Stockholders' Equity (Deficit)

(50,740)

(49,849)

___________

___________

$

225

$

247

___________

___________

Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

_____________________

March 31,

2005

2004

2005

__________

__________

____________

REVENUE

$

-

$

400

$

2,060

__________

__________

____________

EXPENSES:

Depreciation and amortization

-

86

4,174

General and administrative

4,940

1,442

69,211

Research and development

-

-

15,674

Impairment of long-lived assets

-

-

21,285

__________

__________

____________

Total Expenses

4,940

1,528

110,344

__________

__________

____________

LOSS BEFORE OTHER INCOME (EXPENSE)

(4,940)

(1,128)

(108,284)

OTHER INCOME (EXPENSE):

Interest income

-

-

1,216

Interest expense – related party

(48)

-

(216)

Gain on settlement of debt

4,097

-

4,097

__________

__________

____________

Total Other Income (Expense)

4,049

-

5,097

LOSS BEFORE INCOME

  TAXES

(891)

(1,128)

(103,187)

CURRENT TAX EXPENSE

-

-

-

DEFERRED TAX EXPENSE

-

-

-

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(891)

(1,128)

(103,187)

CUMULATIVE EFFECT OF CHANGE

IN ACCOUNTING PRINCIPLE

-

-

(221)

__________

__________

____________

NET LOSS

$

(891)

$

(1,128)

$

(103,408)

__________

__________

__________

LOSS PER COMMON SHARE:

Continuing operations

$

(.00)

$

(.00)

$

(.03)

Change in accounting

  principle

-

-

(.00)

__________

__________

____________

Loss per common

  share

$

(.00)

$

(.00)

$

(.03)

__________

__________

____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

______________________

March 31,

2005

2004

2005

Cash Flows from Operating Activities:                        ___________ __________ _____________

Net loss

$

(891)

$

(1,128)

$

(103,408)

Adjustments to reconcile net loss to net cash provided

   (used) by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

-

86

1,742

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Gain on settlement of debt

(4,097)

-

(4,097)

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(1,337)

1,438

47,351

Increase in accounts payable – related party

-

80

420

Increase in accrued taxes

5

4

873

Increase in accrued interest – related party

48

-

216

__________

__________

_____________

Net Cash Provided (Used) by Operating Activities

(6,272)

480

(32,965)

__________

__________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

-

(1,742)

Organization costs

-

-

(288)

Cost of manuscripts

-

-

(23,650)

__________

__________

_____________

Net Cash (Used) by Investing Activities

-

-

(25,680)

__________

__________

_____________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

-

-

52,500

Stock offering costs

-

-

(5,000)

   Proceeds from issuance of notes payable

5,000

-

10,000

Advances from a shareholder

1,250

-

1,370

__________

__________

_____________

Net Cash Provided by Financing Activities

6,250

-

58,870

__________

__________

_____________

Net Increase (Decrease) in Cash

(22)

480

225

Cash at Beginning of Period

 247

72

-

__________

__________

_____________

Cash at End of Period

$

225

$

552

$

225

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2005:

In February 2005, the Company settled accounts payable of $9,097 for $5,000 cash and recognized $4,097 gain on settlement of debt.

For the three months ended March 31, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued.  SFAS No. 151, 152, 153, and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1 forward stock split [See Note 5].  The financial statements have been restated, for all periods presented, to reflect the stock split.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

March 31,

December 31,

2005

2004

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,742)

(1,742)

___________

___________

$

-

$

-

___________

___________

Depreciation expense for the three months ended March 31, 2005 and 2004 was $0 and $86, respectively.

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

March 31,

December 31,

2005

2004

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the three months ended March 31, 2005 and 2004 was $0 and $0, respectively.

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In April 2004, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrued interest at 8% per annum, was due April 2006, and was convertible with accrued interest into 1,000,000 shares of common stock.  In September 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At March 31, 2005, accrued interest amounted to $48.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

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

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of March 31, 2005, no options have been issued under the Plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004, the Company sold products owned by LDI [See Note 8].  At March 31, 2005 and December 31, 2004, the Company owed $420 to LDI for the cost of the products.

Convertible Notes Payable – The Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Advances from a Shareholder – In February and March 2005, an officer/shareholder of the Company advanced $1,250 to the Company.  At March 31, 2005 and December 31, 2004, the Company owed $1,370 and $120, respectively, to the officer/shareholder. The advances bear no interest and are due on demand.

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

The Company has available at March 31, 2005, unused operating loss carryforwards of approximately $79,800 which may be applied against future taxable income and which expire in various years through 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $27,100 and $26,800 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $300 during the three months ended March 31, 2005.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

From Inception

Months Ended

on November 6,

March 31,

1996 Through

_____________________

March 31,

2005

2004

2005

__________

__________

____________

Loss from continuing operations available

to common shareholders

(numerator)

$

(891)

$

(1,128)

$

(103,187)

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

(221)

__________

__________

____________

Weighted average number of

common shares outstanding

used in loss per share for the

period (denominator)

4,750,000

3,750,000

3,580,176

__________

__________

____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At March 31, 2005, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

NOTE 11 – SETTLEMENT OF DEBT

In February 2005, the Company settled accounts payable of $9,097 for $5,000 cash and recognized a $4,097 gain on settlement of debt.

NOTE 12 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In 1996, the Company paid $288 in organization costs which reflect amounts expended to organize the Company.  The Company was previously amortizing the costs, but during 1998, in accordance with Statement of Position 98-5, the Company expensed the remaining $221 in organization costs which has been accounted for as a change in accounting principle.

NOTE 13 – SUBSEQUENT EVENT

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of March 31, 2005, we have total revenue of $2,060 since inception on November 6, 1996.

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

Three Month Periods Ended March 31, 2005 and 2004

Our revenues since inception total $2,060 and we have a cumulative net loss of $103,408 from inception through March 31, 2005.  For the three months ending March 31, 2005 net loss was $891 compared to $1,128 for the same period in 2004.  Expenses during the three months ended March 31, 2005, consisted of $4,940 in general and administrative expense.  Expenses during the comparable period in 2004 totaled $1,528 and consisted of $86 in depreciation and amortization and $1,442 in general and administrative expenses.  In February of 2005 the company issued a $5,000 convertible promissory note to a shareholder.  Interest on the note totaled $48 for the three months ended March 31, 2005.  In addition the company had a gain on settlement of debt that totaled $4,097.

As of March 31, 2005 our total assets were $225 consisting of cash.  Total current liabilities at March 31, 2005 were $45,965 consisting of $43,674 in accounts payable, $1,370 in advances from a shareholder, $873 in accrued taxes, and $48 in accrued interest.  We also had and a convertible note payable to a shareholder of $5,000.

Liquidity and Capital Resources

At March 31, 2005 we had $225 cash and have had total revenues since inception of $2,060.  We expect that we will generate additional future revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website.  In the coming months we will turn our attention to actively promoting our products and attracting potential customers to the LDI website.  Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement.  If these efforts are unsuccessful, we may explore supplementary means of marketing our workshops.  However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  At March 31, 2005 we also had total liabilities of $50,965.  As a result, we will need to generate up to $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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