Form 10QSB
period 2005-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-16
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2005:  4,750,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

June 30, 2005

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three months ended June 30, 2005 and 2004, and from inception on November 6, 1996 through June 30, 2005

Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2005 and 2004, and from inception on November 6, 1996 through June 30, 2005

Notes to Unaudited Condensed Financial Statements

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2005 and December 31, 2004

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2005

and 2004 and from inception on November 6,

1996 through June 30, 2005

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2005

and 2004 and from inception on November 6,

1996 through June 30, 2005

8

—

Notes to Unaudited Condensed Financial Statements

9 - 15

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2005

2004

___________

___________

CURRENT ASSETS:

Cash

$

181

$

247

___________

___________

Total Current Assets

181

247

PROPERTY AND EQUIPMENT, net

-

-

OTHER ASSETS:

Manuscripts and Transcripts, net

-

-

___________

___________

$

181

$

247

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

44,003

$

48,688

Accounts payable – related party

-

420

Advances from a shareholder

1,370

120

Accrued taxes

899

868

Accrued interest – related party

148

-

___________

___________

Total Current Liabilities

46,420

50,096

___________

___________

CONVERTIBLE NOTE PAYABLE – RELATED PARTY

5,000

-

___________

___________

Total Liabilities

51,420

50,096

___________

__________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

4,750,000 shares issued and outstanding

4,750

4,750

Capital in excess of par value

47,918

47,918

Deficit accumulated during the

  development stage

(103,907)

(102,517)

___________

___________

Total Stockholders' Equity (Deficit)

(51,239)

(49,849)

___________

___________

$

181

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

1996 Through

_____________________

_____________________

June 30,

2005

2004

2005

2004

2005

__________

__________

__________

__________

____________

REVENUE

$

600

$

-

$

600

$

400

$

2,660

__________

__________

__________

__________

____________

EXPENSES:

Depreciation and amortization

-

87

-

173

4,174

General and administrative

999

119

5,939

1,561

70,210

Research and development

-

-

-

-

15,674

Impairment of long-lived assets

-

-

-

-

21,285

__________

__________

__________

__________

____________

Total Expenses

999

206

5,939

1,734

111,343

__________

__________

__________

__________

____________

LOSS BEFORE OTHER INCOME

(EXPENSE)

(399)

(206)

(5,339)

(1,334)

(108,683)

OTHER INCOME (EXPENSE):

Interest income

-

-

-

-

1,216

Interest expense – related party

(100)

(90)

(148)

(90)

(316)

Gain on settlement of debt

-

-

4,097

-

4,097

__________

__________

__________

__________

____________

             Total Other Income (Expense)

(100)

(90)

3,949

(90)

4,997

__________

__________

__________

__________

___________

LOSS BEFORE INCOME

  TAXES

(499)

(296)

(1,390)

(1,424)

(103,686)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(499)

(296)

(1,390)

(1,424)

(103,686)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

-

-

(221)

__________

__________

__________

__________

____________

NET LOSS

$

(499)

$

(296)

$

(1,390)

$

(1,424)

$

(103,907)

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

June 30,

1996 Through

______________________

June 30,

2005

2004

2005

__________

__________

_____________

Cash Flows from Operating Activities:

Net loss

$

(1,390)

$

(1,424)

$

(103,907)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

-

173

1,742

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Gain on settlement of debt

(4,097)

-

(4,097)

Changes in assets and liabilities:

Increase (decrease) in accounts payable

(588)

(3,488)

48,100

Increase (decrease) in accounts payable – related party

(420)

80

-

Increase in accrued taxes

31

26

899

Increase in accrued interest – related party

148

90

316

__________

__________

_____________

Net Cash (Used) by Operating Activities

(6,316)

(4,543)

(33,009)

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

5,000

10,000

Advances from a shareholder

1,250

-

1,370

__________

__________

_____________

Net Cash Provided by Financing Activities

6,250

5,000

58,870

__________

__________

_____________

Net Increase (Decrease) in Cash

(66)

457

181

Cash at Beginning of Period

247

72

-

__________

__________

_____________

Cash at End of Period

$

181

$

529

$

181

___________

___________

______________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2005:

In February 2005, the Company settled accounts payable of $9,097 for $5,000 cash and recognized a $4,097 gain on settlement of debt.

For the six months ended June 30, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - The Company’s revenue has come from the sale of itmes where the Company acted only as an agent.  The Company recognizes revenue when the product is delivered.  The Company records revenues generated by the sale of items that the Company produces or purchases as inventory on the gross basis.  On a gross basis, the entire sale amount is recorded as revenue.  The Company records revenue generated by the sale of items where the Company only acts as an agent or when the Company has no risk of loss on the net basis.  The Company records revenue generated by Internet sales utilizing third party websites on the net basis.  On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

June 30,

December 31,

2005

2004

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,742)

(1,742)

___________

___________

$

-

$

-

___________

___________

Depreciation expense for the six months ended June 30, 2005 and 2004 was $0 and $173, respectively.

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

June 30,

December 31,

2005

2004

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the six months ended June 30, 2005 and 2004 was $0 and $0, respectively.

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

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At June 30, 2005, accrued interest amounted to $148.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of June 30, 2005, no options have been issued under the Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004 and 2005, the Company sold products owned by LDI [See Note 8].  At June 30, 2005 and December 31, 2004 the Company owed $0 and $420, respectively, to LDI for the cost of the products.

Convertible Notes Payable – The Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Advances from a Shareholder – In February and March 2005 an officer/shareholder of the Company advanced $1,250 to the Company.  At June 30, 2005 and December 31, 2004, the Company owed $1,370 and $120, respectively, to the officer/shareholder. The advances bear no interest and are due on demand.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS -  [CONTINUED]

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

The Company has available at June 30, 2005, unused operating loss carryforwards of approximately $80,200 which may be applied against future taxable income and which expire in various years through 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $27,300 and $26,800 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the six months ended June 30, 2005.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Six

From Inception

Months Ended

Months Ended

on November 6,

June 30,

June 30,

1996 Through

_____________________

_____________________

June 30,

2005

2004

2005

2004

2005

__________

__________

__________

__________

____________

Loss from continuing operations

available to common shareholders

(numerator)

$

(499)

$

(296)

$

(1,390)

$

(1,424)

$

(103,686)

__________

__________

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

-

$

-

$

(221)

__________

__________

__________

__________

____________

Weighted average number of common

shares outstanding used in loss per

share for the period (denominator)

4,750,000

3,750,000

4,750,000

3,750,000

3,613,885

__________

__________

__________

__________

____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At June 30, 2005, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.  At June 30, 2004, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of June 30, 2005, we have total revenue of $2,660 since inception on November 6, 1996.

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

Three and Six Month Periods Ended June 30, 2005 and 2004

Our revenues since inception total $2,660 and we have a cumulative net loss of $103,907 from inception through June 30, 2005.  For the three months ending June 30, 2005 net loss was $499 compared to $296 for the same period in 2004.  Expenses during the three months ended June 30, 2005, consisted of $999 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2004 consisted of $87 in depreciation and amortization and $119 in general and administrative expenses.  In February of 2005 the company issued a $5,000 convertible promissory note to a shareholder.  Interest on the note totaled $100 for the three months ended June 30, 2005.

As of June 30, 2005 our total assets were $181 consisting of cash.  Total liabilities at June 30, 2005 were $51,420 consisting of $44,003 in accounts payable, $1,370 in advances from a shareholder, $899 in accrued taxes, $148 in accrued interest, and a convertible note payable to a shareholder of $5,000.

Liquidity and Capital Resources

At June 30, 2005 we had $181 cash and have had total revenues since inception of $2,660.  We expect that we will generate additional future revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website.  In the coming months we will turn our attention to actively promoting our products and attracting potential customers to the LDI website.  Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement.  If these efforts are unsuccessful, we may explore supplementary means of marketing our workshops.  However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  At June 30, 2005 we also had total liabilities of $51,420.  As a result, we will need to generate up to $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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