Form 10KSB/A
period 2003-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-21
CIK 1045390

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	68	President and Director	November, 1996
Margie Aliprandi	46	Secretary and Director	November, 1996
Charisse Orton	37	Treasurer and Director	November, 1996

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

Date: September 21, 2005

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 21, 2005

/s/ Neil Christiansen

Director

Date: September 21, 2005

/s/ Margie Aliprandi

Director

Date: September 21, 2005

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

—

Notes to Financial Statements

20-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Midvale, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises Inc. [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003 and for the period from inception on November 6, 1996 through December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 and for the period from inception on November 6, 1996 through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

September 13, 2005

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