Form 10KSB/A
period 2004-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-21
CIK 1045390

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	69	President and Director	November, 1996
Margie Aliprandi	47	Secretary and Director	November, 1996
Charisse Orton	38	Treasurer and Director	November, 1996

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

—

Notes to Financial Statements

20 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Midvale, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises Inc. [a development stage company] as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004 and for the period from inception on November 6, 1996 through December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period from inception on November 6, 1996 through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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