Form 10QSB/A
period 2005-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-09-21
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

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

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

COVERTIBLE NOTE PAYABLE – RELATED PARTY

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