Form 10QSB
period 2005-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-11-10
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

801-566-5931

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2005:  12,000,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes [   ]  No [ X ]

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

September 30, 2005

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – September 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and from inception on November 6, 1996 through September 30, 2005

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and from inception on November 6, 1996 through September 30, 2005

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		4 5 6 7-13 14 18
PART II.	Other Information Item 2. Changes in Securities. Item 6. Exhibits and Reports on Form 8-K	18 18
	Signatures	19

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

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2005

2004

___________

___________

CURRENT ASSETS:

Cash

$

1,724

$

247

___________

___________

Total Current Assets

1,724

247

PROPERTY AND EQUIPMENT, net

-

-

OTHER ASSETS:

Manuscripts and Transcripts, net

-

-

___________

___________

$

1,724

$

247

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

55,873

$

48,688

Accounts payable – related party

160

420

Advances from a shareholder

-

120

Accrued taxes

-

868

Accrued interest – related party

249

-

___________

___________

Total Current Liabilities

56,282

50,096

___________

___________

CONVERTIBLE NOTE PAYABLE – RELATED PARTY

5,000

-

___________

___________

Total Liabilities

61,282

50,096

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,

5,000,000 shares authorized,

no shares issued and outstanding

-

-

Common stock, $.001 par value,

50,000,000 shares authorized,

12,000,000 shares issued and outstanding

12,000

4,750

Capital in excess of par value

47,918

47,918

Deficit accumulated during the

  development stage

(119,476)

(102,517)

___________

___________

Total Stockholders' Equity (Deficit)

(59,558)

(49,849)

___________

___________

$

1,724

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

__________

____________

REVENUE

$

800

$

1,000

$

1,400

$

1,400

$

3,460

__________

__________

__________

__________

____________

EXPENSES:

Depreciation and amortization

-

87

-

260

4,174

General and administrative

16,268

1,360

22,207

2,921

86,478

Research and development

-

-

-

-

15,674

Impairment of long-lived assets

-

-

-

-

21,285

__________

__________

__________

__________

____________

Total Expenses

16,268

1,447

22,207

3,181

127,611

__________

__________

__________

__________

____________

LOSS BEFORE OTHER INCOME

(EXPENSE)

(15,468)

(447)

(20,807)

(1,781)

(124,151)

OTHER INCOME (EXPENSE):

Interest income

-

-

-

-

1,216

Interest expense – related party

(101)

(78)

(249)

(168)

(417)

Gain on settlement of debt

-

-

4,097

-

4,097

__________

__________

__________

__________

____________

             Total Other Income (Expense)

(101)

(78)

3,848

(168)

4,896

__________

__________

__________

__________

____________

LOSS BEFORE INCOME

  TAXES

(15,569)

(525)

(16,959)

(1,949)

(119,255)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

__________

__________

__________

__________

____________

LOSS FROM CONTINUING

  OPERATIONS

(15,569)

(525)

(16,959)

(1,949)

(119,255)

CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING

  PRINCIPLE

-

-

-

-

(221)

__________

__________

__________

__________

____________

NET LOSS

$

(15,569)

$

(525)

$

(16,959)

$

(1,949)

$

(119,476)

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

(16,959)

$

(1,949)

$

(119,476)

Adjustments to reconcile net loss to net cash

  used by operating activities:

Amortization expense

-

-

2,432

Depreciation expense

-

260

1,742

Loss on impairment of long-lived assets

-

-

21,285

Effect of change in accounting principle

-

-

221

Gain on settlement of debt

(4,097)

-

(4,097)

Changes in assets and liabilities:

Increase (decrease) in accounts payable

11,282

(3,411)

59,970

Increase (decrease) in accounts payable – related party

(260)

280

160

Increase (decrease) in accrued taxes

(868)

50

-

Increase in accrued interest – related party

249

168

249

__________

__________

_____________

Net Cash (Used) by Operating Activities

(10,653)

(4,602)

(37,514)

__________

__________

_____________

Cash Flows from Investing Activities:

Purchase of property and equipment

-

-

(1,742)

Organization costs

-

-

(288)

Cost of manuscripts

-

-

(23,650)

__________

__________

_____________

Net Cash (Used) by Investing Activities

-

-

(25,680)

__________

__________

_____________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

7,250

-

59,918

Stock offering costs

-

-

(5,000)

Proceeds from issuance of notes payable

5,000

5,000

10,000

Advances from a shareholder

(120)

-

__________

__________

_____________

Net Cash Provided by Financing Activities

12,130

5,000

64,918

__________

__________

_____________

Net Increase (Decrease) in Cash

1,477

398

1,724

Cash at Beginning of Period

247

72

-

__________

__________

_____________

Cash at End of Period

$

1,724

$

470

$

1,724

__________

__________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2005:

In February 2005, the Company settled accounts payable of $9,097 for $5,000 cash and recognized a $4,097 gain on settlement of debt.

For the nine months ended September 30, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

September 30,

December 31,

2005

2004

___________

___________

Office equipment

$

1,742

$

1,742

Less: Accumulated depreciation

(1,742)

(1,742)

___________

___________

$

-

$

-

___________

___________

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $0 and $173, respectively.

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

September 30,

December 31,

2005

2004

___________

___________

Manuscripts, transcripts, etc.

$

23,650

$

23,650

Less: Accumulated amortization

(2,365)

(2,365)

Less: Loss on impairment

(21,285)

(21,285)

___________

___________

$

-

$

-

___________

___________

Amortization expense for the nine months ended September 30, 2005 and 2004 was $0 and $0, respectively.

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

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At September 30, 2005, accrued interest amounted to $249.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

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

In September 2005, the Company issued 7,250,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $7,250 (or $.001 per share).   The shares were issued to the President and Director of the Company for cash  [See Note 6].

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of September 30, 2005, no options have been issued under the Plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2004 and 2005, the Company sold products owned by LDI [See Note 8].  At September 30, 2005 and December 31, 2004 the Company owed $160 and $420, respectively, to LDI for the cost of the products.

Convertible Notes Payable – The Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Advances from a Shareholder – In February, March, and July 2005 an officer/shareholder of the Company advanced $2,250 to the Company.  In September 2005 the advances were repaid out of the proceeds from the issuance of common stock, [See note 5].  At September 30, 2005 and December 31, 2004, the Company owed $0 and $120, respectively, to the officer/shareholder. The advances bear no interest and are due on demand.

Issuance of Common Stock -  In September 2005, the Company issued 7,250,000 shares of its previously authorized but unissued common stock to the President and Director of the Company for cash.  Total proceeds from the sale of stock amounted to $7,250 (or $.001 per share).

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

The Company has available at September 30, 2005, unused operating loss carryforwards of approximately $95,800 which may be applied against future taxable income and which expire in various years through 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $32,500 and $26,800 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $5,700 during the nine months ended September 30, 2005.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Nine

From Inception

Months Ended

Months Ended

on November 6,

September 30,

September 30,

1996 Through

_____________________

_____________________

September 30,

2005

2004

2005

2004

2005

__________

__________

__________

__________

____________

Loss from continuing operations

available to common shareholders

(numerator)

$

(15,569)

$

(525)

$

(16,959)

$

(1,949)

$

(119,476)

__________

__________

__________

__________

____________

Cumulative effect of change in

accounting principle (numerator)

$

-

$

-

$

-

$

-

$

(221)

__________

__________

__________

__________

____________

Weighted average number of common

shares outstanding used in loss per

share for the period (denominator)

5,459,239

3,978,261

4,989,011

3,826,642

3,666,123

__________

__________

__________

__________

____________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At September 30, 2005, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.  At September 30, 2004, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of September 30, 2005, we have total revenue of $3,460 since inception on November 6, 1996.  Because we have not generated the expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

Freedom Resources Enterprises, Inc. intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officers and directors to conduct our business.  We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property.  We utilize office space in the residence of our President Neil Christiansen at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Three and Nine Month Periods Ended September 30, 2005 and 2004

Our revenues since inception total $3,460 and we have a cumulative net loss of $119,476 from inception through September 30, 2005.  Our revenues for the three months ending September 30, 2005 were $800 compared to $1,000 for the same period in 2004. For the three months ending September 30, 2005 net loss was $15,569 compared to $525 for the same period in 2004.  Expenses during the three months ended September 30, 2005, consisted of $16,268 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2004 consisted of $87 in depreciation and amortization and $1,360 in general and administrative expenses.  In February of 2005 the company issued a $5,000 convertible promissory note to a shareholder.  Interest on the note totaled $101 for the three months ended September 30, 2005.

For the nine months ending September 30, 2005 revenue totaled $1,400 compared to $1,400 for the same period in 2004. For the nine months ending September 30, 2005 net loss was $16,959 compared to $1,949 for the same period in 2004.  Expenses during the nine months ended September 30, 2005, consisted of $22,207 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2004 consisted of $260 in depreciation and amortization and $2,921 in general and administrative expenses.  In February of 2005 the company issued a $5,000 convertible promissory note to a shareholder.  Interest on the note totaled $249 for the nine months ended September 30, 2005

As of September 30, 2005 our total assets were $1,724 consisting of cash.  Total liabilities at September 30, 2005 were $61,282 consisting of $56,033 in accounts payable, $249 in accrued interest, and a convertible note payable to a shareholder of $5,000.

Liquidity and Capital Resources

At September 30, 2005 we had $1,724 cash and have had total revenues since inception of $3,460.  We expect that we will generate additional future revenues through our marketing agreement with LDI although we cannot assure this.  Since inception, we have focused our attention on the research and development of our workshops and the LDI website.  In the coming months we will turn our attention to actively promoting our products and attracting potential customers to the LDI website.  Possible strategies include developing links with online search engines and news groups and exploring cross-promotions with other websites dedicated to self-improvement.  If these efforts are unsuccessful, we may explore supplementary means of marketing our workshops.  However, we are not seeking additional sources of marketing or distribution at the present time.

We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $15,000.  At September 30, 2005 we also had total liabilities of $61,282.  As a result, we will need to generate up to $70,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

On September 21, 2005, we issued 7,250,000 common shares to our president for $7,250 in cash.  The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

Item 6.  Exhibits and Reports on Form 8-K.

Freedom Resources filed form 8-K on September 22, 2005 reporting Item 3.02, Sales of Unregistered Securities.  Subsequent to the date of this report, Freedom Resources filed form 8-K on November 1, 2005 reporting Item 5.02, Departure of Director.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

1

 31.1

Certification of the Principal Executive

Officer/ Principal Financial Officer pursuant

to Section 302 of the Sarbanes-Oxley Act of 2002

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

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

Date: November 9, 2005

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer

19