Form 10KSB/A
period 2004-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-12-29
CIK 1045390

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A 2

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 13.  Exhibits and Reports on Form 8-K

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 99.1

Code of Ethics

*

2

 31.1

Certification pursuant to  Rule 13a-14(a) or

Rule 15d-14(a) of the Securities Exchange Act of 1934,

as amended

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

Date: December 27, 2005

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2005

/s/ Neil Christiansen

Director

Date: December 27, 2005

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