Form 10QSB/A
period 2005-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2005-12-29
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A 2

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

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Financial Officer pursuant to Section 302 of the Sarbanes

-Oxley Act of 2002

Attached

2

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