Form 10KSB/A
period 2004-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2006-01-20
CIK 1045390

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A 3

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: January  19, 2006

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2006

/s/ Neil Christiansen

Director

Date: January 19, 2006

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