Form 10KSB
period 2005-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2006-04-17
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

 (Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number ___________________________________

FREEDOM RESOURCES ENTERPRISES, INC.

(Name of small business issuer in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East 7800 South, Midvale, UT	84047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 566-5931

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock, par value $0.001

(Title of class)

_________________________________________________________________________

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year.  $ 1,500.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Company’s voting securities are not traded on any exchange.

Note: If determining whether a person is an affiliate will involve  an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At December 31, 2005: 12,000,000 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FREEDOM RESOURCES ENTERPRISES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 6 6 6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

		7 7 8 8

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		9 9 10 10 11 11
	Signatures	12

(Inapplicable items have been omitted)

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings ”Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I

Item 1.  Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of December 31, 2005, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated the expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

At December 31, 2005, the number of record holders of our Common Stock was 39. Total shares issued and outstanding were 12,000,000. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.  Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations For the Periods Ending December 31, 2005 and December 31, 2004

We have a total of $3,560 in revenues generated to date.  Net loss was $19,843 for the year ended December 31, 2005 and $2,129 for the year ended December 31, 2004.  Cumulative net loss since inception on November 6, 1996 through December 31, 2004 was $122,360.

Expenses during the year ended December 31, 2005 were $25,088.  Expenses consisted of $0 in depreciation and amortization costs and $25,088 in general and administrative costs.  Expenses for the year ended December 31, 2004 were $4,021 consisting of $3,758 in general and administrative costs and $263 in depreciation and amortization.  General and administrative costs during both 2005 and 2004 were almost exclusively due to professional, legal and accounting fees associated with our public filings and with preparing a Registration Statement on Form 10-SB.  At the date of this report, the Registration is effective.

We earned $0 in interest income and incurred interest expense of $352 for the year ended December 31, 2005. Our interest income and interest expense for the year ended December 31, 2004 was $0 and $168 respectively.

As of December 31, 2005, we had total assets of $1,761 consisting of cash.  At December 31, 2004 total assets were $247 consisting of cash.  Total current liabilities at December 31, 2005 were $64,203 consisting of $53,571 in accounts payable, $352 in accrued interest to a related party on $10,000 of promissory notes payable, $180 in a related party accounts payable, and $100 in accrued taxes.  At December 31, 2004 current liabilities were $50,096 consisting of $48,688 in accounts payable, $120 in an advances from a shareholder, $420 in a related party accounts payable, and $868 in accrued taxes.

In February and December 2005 we borrowed $5,000 and $5,000, respectively, from a shareholder and issued two convertible promissory notes which accrue interest at 8% per annum, and are due in February 2007 and December 2007.  Both notes are convertible into 1,000,000 shares and 1,000,000 shares, respectively.  Accrued interest at December 31, 2005 totaled $352.

In September 2005 we issued 7,250,000 shares of common stock at par value to our President and Director for $7,250 in cash.

In April 2004 we borrowed $5,000 from a shareholder and issued a convertible promissory note. The note accrued interest at 8% per annum, and was due in April 2006 and was convertible, with accrued interest, into 1,000,000 shares of common stock.  In September of 2004, the shareholder exercised his conversion right and the Company issued 1,000,000 shares of common stock.

Liquidity and Capital Resources

At December 31, 2005 we had $1,761 in cash and have generated a total of only $3,560 in revenue.  We may eventually generate additional revenue through the sale of our workshops on the LDI website, however, we cannot assure this.  If LDI does not succeed in selling our workshops we may seek alternate marketing channels of distribution.  We are not seeking other marketing sources at the present time and we do not have a contingency plan if our agreement with LDI is unprofitable.

We anticipate that our expenses will increase over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company.  We estimate that resulting general and administrative expenses for the next twelve months will be approximately $10,000.  We also have current liabilities of $64,203.  As a result, we will need to raise approximately $75,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock and trade payables.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Plan of Operation

We expect to encounter significant difficulties in effectuating our business plan.  As of December 31, 2005, we have generated a total of $3,560 in revenue.  Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

During the next twelve months we anticipate that our president, Neil Christiansen, will be actively pursuing other business opportunities.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2005 has been disclosed.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since

Neil Christiansen	70	President and Director	November, 1996

Charisse Orton	39	Treasurer and Director	November, 1996

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

Charisse Orton, Secretary/Treasurer and Director.  Since 1989, Ms. Orton has been a Home Economics teacher at Murray High School in Salt Lake City, Utah.  She is also the managing partner of C.I.C., a real estate investment company located in Salt Lake City, Utah since 1998.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 12,000,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005.

Name and Address	Number of Shares Beneficially Owned	% of Shares

Neil Christiansen (1) 901 East 7800 South Midvale, UT 84047	9,550,000	79.58%

Charisse Orton (1) 10149 Silver Streak Drive Sandy, UT 84095	106,250	00.89%

Officers and Directors as a Group: 2 People	9,656,250	80.46%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of Freedom Resources.

Item 12.  Certain Relationships and Related Transactions

Ms. Orton is an officer and director of Freedom Resources and is a daughter of Mr. Christiansen, the president and director of Freedom Resources.

We utilize office space provided at no charge by our president, Neil Christiansen.  Management believes the use of Mr. Christiansen’s office is of negligible value as our current operations do not require any staff or independent facilities.

Mr. Christiansen advanced $2,250 in cash to the Company during 2005.  At December 31, 2005 the advance has been repaid.  In March and April of 2006 Mr. Christiansen advanced the company $50,000.  The advance carries no interest and is payable on demand.

We have a marketing agreement with the Life Discovery Institute and have contributed approximately $15,674 to developing their website in exchange for free use of the website to market our products. Mr. Christiansen is a founder and director of the Life Discovery Institute.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	99.1	Code of Ethics	*

2	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Attached

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Filed as an Exhibit on Form 10-KSB which was filed March 31, 2003, is incorporated herein by reference.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

No reports on Form 8-K were filed by Freedom Resources during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $15,845 for fiscal year ended 2005 and $770 for fiscal year ended 2004. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 and $0 for fiscal years ended 2005 and 2004, respectively.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2004 and consisted of tax compliance services and $0 for fiscal year ended 2005 and consisted of tax compliance services.  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

Date: April 14, 2006

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2006

/s/ Neil Christiansen

Director

Date: April 14, 2006

/s/ Charisse Orton

Director

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2005

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Report of Independent Registered Public Accounting Firm	15

-	Balance Sheet, December 31, 2005	16

-	Statements of Operations, for the years ended
	December 31, 2005 and 2004 and from inception
	on November 6, 1996 through December 31, 2005	17

-	Statement of Stockholders’ Equity (Deficit), from
	inception on November 6, 1996 through
	December 31, 2005	18-19

-	Statements of Cash Flows, for the years ended
	December 31, 2005 and 2004 and from inception
	on November 6, 1996 through December 31, 2005	20

-	Notes to Financial Statements	21 - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Freedom Resources Enterprises, Inc.

Midvale, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on November 6, 1996 through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on November 6, 1996 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 28, 2006

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2005

CURRENT ASSETS:
Cash	$1,761

Total Current Assets	1,761

PROPERTY AND EQUIPMENT, net	-

OTHER ASSETS:
Manuscripts and transcripts, net	-

$1,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$53,571
Accounts payable – related party	180
Accrued taxes	100
Accrued interest – related party	352

Total Current Liabilities	54,203

CONVERTIBLE NOTE PAYABLE – RELATED PARTY	10,000

Total Liabilities	64,203
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
50,000,000 shares authorized,
12,000,000 shares issued and
Outstanding	12,000
Capital in excess of par value	47,918
Deficit accumulated during the
development stage	(122,360)

Total Stockholders' Equity (Deficit)	(62,442)

$1,761

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
			on November 6,
	For the Years		1996 Through
	Ended December 31,		December 31,
	2005	2004	2005

REVENUE	$1,500	$2,060	$3,560

EXPENSES:
Depreciation and amortization	-	263	4,174
General and administrative	25,088	3,758	89,359
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	25,088	4,021	130,492

LOSS BEFORE OTHER INCOME
(EXPENSE)	(23,588)	(1,961)	(126,932)

OTHER INCOME (EXPENSE):
Interest Income	-	-	1,216
Interest Expense – related party	(352)	(168)	(520)
Gain on settlement of debt	4,097	-	4,097

Total Other Income (Expense)	3,745	(168)	4,793

LOSS BEFORE INCOME TAXES	(19,843)	(2,129)	(122,139)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(19,843)	(2,129)	(122,139)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(19,843)	$(2,129)	$(122,360)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting principle	-	-

Loss per common share	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2005

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, November 6, 1996	-	$-	-	$-	$-	$-

Issued 2,500,000 shares of common stock
for cash of $2,500, or $.001 per share,
November 1996	-	-	2,500,000	2,500	-	-

Net loss for the period ended
December 31, 1996	-	-	-	-	-	(50)

BALANCE, December 31, 1996	-	-	2,500,000	2,500	-	(50)

Issued 237,500 shares of common stock
for cash of $9,500, or $.04 per share,
August 1997	-	-	237,500	238	9,262	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(1,661)

BALANCE, December 31, 1997	-	-	2,737,500	2,738	9,262	(1,711)

Issued 1,012,500 shares of common stock
for cash of $40,500, or $.04 per share,
net of stock offering costs of $5,000,
May and August 1998	-	-	1,012,500	1,012	34,488	-

Net loss for the year ended
December 31, 1998	-	-	-	-	-	(4,942)

BALANCE, December 31, 1998	-	-	3,750,000	3,750	43,750	(6,653)

Net loss for the year ended
December 31, 1999	-	-	-	-	-	(2,243)

BALANCE, December 31, 1999			3,750,000	3,750	43,750	(8,896)

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(40,956)

BALANCE, December 31, 2000	-	-	3,750,000	3,750	43,750	(49,852)

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(15,669)

BALANCE, December 31, 2001	-	-	3,750,000	3,750	43,750	(65,521)

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(13,921)

BALANCE, December 31, 2002	-	-	3,750,000	3,750	43,750	(79,442)

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2005

[Continued]

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(20,946)

BALANCE, December 31, 2003	-	-	3,750,000	3,750	43,750	(100,388)

Issued 1,000,000 shares of common stock
on conversion of note payable, September 2004	-	-	1,000,000	1,000	4,168	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(2,129)

BALANCE, December 31, 2004	-	-	4,750,000	4,750	47,918	(102,517)

Issued 7,250,000 shares of common stock
for cash, September 2005	-	-	7,250,000	7,250	-	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(19,843)

BALANCE, December 31, 2005	-	$-	12,000,000	$12,000	$47,918	$(122,360)

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
			Ended on November 6,
	For the Years		1996 Through
	December 31,		December 31,
	2005	2004	2005
Cash Flows from Operating Activities:
Net loss	$(19,843)	$(2,129)	$(122,360)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	263	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principal	-	-	221
Gain on settlement of debt	(4,097)	-	(4,097)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	8,980	(3,701)	57,668
Increase(decrease) in accounts
payable – related party	(240)	420	180
Increase(decrease) in accrued taxes	(768)	154	100
Increase in accrued interest – related party	352	168	520

Net Cash (Used) by Operating Activities	(15,616)	(4,825)	(42,309)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	7,250	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of note payable	10,000	5,000	15,000
Advance from a shareholder	(120)	-	-

Net Cash Provided by Financing Activities	17,130	5,000	69,750

Net Increase (Decrease) in Cash	1,514	175	1,761

Cash at Beginning of Period	247	72	-

Cash at End of Period	$1,761	$247	$1,761

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2005:

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead has used the materials gathered from its research to develop a series of eight self-help workshops.  Because the Company has not generated expected revenue, on October 1, 2005 the Company decided to pursue other business opportunities.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful life of five years.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”  [See Note 9].

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

Recently Enacted Accounting Standards -  Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

Restatement - In February 2005, the Company approved a 10 – for – 1 forward stock split.  The financial statements have been restated, for all periods presented, to reflect the stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

December 31,
2005

Office equipment	$1,742

Less: Accumulated depreciation	(1,742)

$0

Depreciation expense for the years ended December 31, 2005 and 2004 were $0 and $263, respectively.

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

December 31,
2005

Manuscripts, transcripts, etc.	$23,650

Less: Accumulated amortization	(2,365)
Less: Loss on impairment	(21,285)

$-

Amortization expense for the years ended December 31, 2005 and 2004 was $0 and $0, respectively.

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

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At December 31, 2005, accrued interest amounted to $348.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At December 31, 2005, accrued interest amounted to $4.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2005.

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

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2005, no options have been issued under the Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2005, the Company sold products owned by LDI [See Note 8].  At December 31, 2005, the Company owed $180 to LDI for the cost of the products.

Advance from a Shareholder - In February, March, and July 2005 an officer/shareholder of the Company advanced $2,250 to the Company.  In September 2005 the advances were repaid out of the proceeds from the issuance of common stock, [See note 5].  At December 31, 2005 and December 31, 2004, the Company owed $0 and $120, respectively, to the officer/shareholder. The advances bear no interest and are due on demand.

Stock Issuance - In September 2005, the Company issued 7,250,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $7,250 (or $.001 per share).   The shares were issued to the President and Director of the Company for cash.

Convertible Note Payable – The Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Management Compensation - The Company has not paid any compensation to its officers and directors.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [CONTINUED]

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

The Company has available at December 31, 2005, unused operating loss carryforwards of approximately $99,000 which may be applied against future taxable income and which expire in various years through 2025.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $33,500 and $ 26,800 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,700 during the year ended December 31, 2005.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended
	December 31,

	2005	2004

Loss from continuing operations available
to common shareholders (numerator)	$(19,843)	$(2,129)

Cumulative effect of change in accounting
principle (numerator)	$-	$-

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	6,756,164	4,058,743

At December 31, 2005, the Company had notes payable convertible to 2,000,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

NOTE 12 – SUBSEQUENT EVENTS

Accounts payable – related party.  In March and April 2006, an officer and shareholder of the Company advanced $50,000 to the Company.  The shareholder advance bears no interest and is due on demand.