Form 10QSB
period 2006-05-09
FREEDOM RESOURCES ENTERPRISES INC
filed 2006-05-12
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2006: 12,000,000 shares of common stock, par value $0.001.

Transitional Small Business Format: Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

FREEDOM RESOURCES ENTERPRISES, INC.
FORM 10-QSB
MARCH 31, 2006

INDEX
		Page
PART I.	Financial Information	3

	Item 1. Unaudited Condensed Financial Statements	4

	Unaudited Condensed Balance Sheets - March 31, 2006 and December 31, 2005	6

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2006 and 2005, and from inception on November 6, 1996 through March 31, 2006	7

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and from inception on November 6, 1996 through March 31, 2006	8

	Notes to Unaudited Condensed Financial Statements	9-14

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	15

	Item 3. Controls and procedures	18

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	18

	Signatures	19

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

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

CONTENTS

PAGE
Unaudited Condensed Balance Sheets,	6
March 31, 2006 and December 31, 2005

Unaudited Condensed Statements of Operations,
for the three months ended March 31, 2006 and 2005 and from inception on November 6, 1996 through March 31, 2006	7

Unaudited Condensed Statements of Cash Flows,
for the three months ended March 31, 2006 and 2005 and from inception on November 6, 1996 through March 31, 2006	8

Notes to Unaudited Condensed Financial Statements	9 - 14

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$$5,058	$1,761
Total Current Assets	5,058	1,761

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-
	$$5,058	$1,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$35,653	$$53,571
Accounts payable - related party	180	180
Advances from a shareholder	25,000	-
Accrued taxes	-	100
Accrued interest - related party	621	352
Total Current Liabilities	61,454	54,203

CONVERTIBLE NOTE PAYABLE - RELATED PARTY	10,000	10,000
Total Liabilities	71,454	64,203

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
12,000,000 shares issued and outstanding	12,000	12,000
Capital in excess of par value	47,918	47,918
Deficit accumulated during the
development stage	(126,314)	(122,360)
Total Stockholders' Equity (Deficit)	(66,396)	(62,442)
	$$5,058	$1,761

Note: The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				From Inception
	For the Three			on November 6, 1996
	Months Ended			Through
	March 31,			March 31,
		2006	2005	2006
REVENUE		$-	$-	$3,560

EXPENSES:
Depreciation and amortization		-	-	4,174
General and administrative		3,685	4,940	93,044
Research and development		-	-	15,674
Impairment of long-lived assets		-	-	21,285
Total Expenses		3,685	4,940	134,177

LOSS BEFORE OTHER INCOME (EXPENSE)		(3,685)	(4,940)	(130,617)

OTHER INCOME (EXPENSE):
Interest income		-	-	1,216
Interest expense - related party		(269)	(48)	(789)
Gain on settlement of debt		-	4,097	4,097
Total Other Income (Expense)		(269)	4,049	4,524

LOSS BEFORE INCOME TAXES		(3,954)	(891)	(126,093)

CURRENT TAX EXPENSE		-	-	-

DEFERRED TAX EXPENSE		-	-	-

LOSS FROM CONTINUING OPERATIONS		(3,954)	(891)	(126,093)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE		-	-	(221)

NET LOSS		$(3,954)	$(891)	$(126,314)

LOSS PER COMMON SHARE:
Continuing operations		$(.00)	$(.00)
Change in accounting principle		-	-
Loss per common share	$	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Three		on November 6, 1996
	Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(3,954)	$(891)	$ $(126,314)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	(4,097)	(4,097)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(17,918)	(1,337)	39,750
Increase in accounts payable - related party	-	-	180
Increase (decrease) in accrued taxes	(100)	5	-
Increase in accrued interest - related party	269	48	789
Net Cash Provided (Used) by Operating Activities	(21,703)	(6,272)	(64,012)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)
Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	5,000	15,000
Advances from a shareholder	25,000	1,250	25,000
Net Cash Provided by Financing Activities	25,000	6,250	94,750

Net Increase (Decrease) in Cash	3,297	(22)	5,058

Cash at Beginning of Period	1,761	247	-

Cash at End of Period	$5,058	$225	$5,058

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three months ended March 31, 2006:
None
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

Restatement - In February 2005, the Company approved a 10 - for - 1 forward stock split [See Note 5]. The financial statements have been restated, for all periods presented, to reflect the stock split.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2006	2005
Office equipment	$$1,742	$1,742
Less: Accumulated depreciation	(1,742)	(1,742)
	$-	$-

Depreciation expense for the three months ended March 31, 2006 and 2005 was $0 and $0, respectively.

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

	March 31,	December 31,
	2006	2005
Manuscripts, transcripts, etc.	$$23,650	$23,650

Less: Accumulated amortization	(2,365)	(2,365)
Less: Loss on impairment	(21,285)	(21,285)
	$-	$-

Amortization expense for the three months ended March 31, 2006 and 2005 was $0 and $0, respectively.

NOTE 4 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In February 2005, the Company issued a $5,000 note payable to a shareholder of the Company. The note accrues interest at 8% per annum, is due in February 2007, and is convertible with accrued interest into 1,000,000 shares of common stock. At March 31, 2006, accrued interest amounted to $455.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company. The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 1,000,000 shares of common stock. At March 31, 2006, accrued interest amounted to $109.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006 and December 31, 2005.

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

In March 2004, the Company issued 1,000,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $168.

In February 2005, the Company approved a 10 - for - 1 forward stock split. The financial statements have been restated, for all periods presented, to reflect the stock split.

In September 2005, the Company issued 7,250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $7,250 (or $.001 per share). The shares were issued to the President and Director of the Company for cash [See Note 6].

Stock Option Plan - In 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at its 1997 shareholder meeting. The total number of shares of common stock available under the Plan may not exceed 750,000 shares. As of March 31, 2006, no options have been issued under the Plan.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2005, the Company sold products owned by LDI [See Note 8]. At March 31, 2006 and December 31, 2005, the Company owed $180 to LDI for the cost of the products.

Convertible Notes Payable - The Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Advances from a Shareholder - In February, March, and July 2005, an officer/shareholder of the Company advanced $2,250 to the Company. In March 2005 the advances were repaid out of the proceeds from the issuance of common stock, [See Note 5]. In March 2006, an officer/shareholder of the Company advanced $25,000 to the Company. At March 31, 2006 and December 31, 2005, the Company owed $25,000 and $0, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the three month period ended March 31, 2006 and 2005, respectively, the Company imputed interest expense of $57 and $0.

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

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three
	Months Ended
	March 31,
	2006	2005
Loss from continuing operations available
to common shareholders (numerator)	$(3,954)	$	$ (891)

Cumulative effect of change in
accounting principle (numerator)	$-		$-

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	12,000,000		4,750,000

At March 31, 2006, the Company had notes payable convertible to 2,000,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 10 - SETTLEMENT OF DEBT

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

NOTE 12 - SUBSEQUENT EVENT

Related Party Advance - In April 2006, a shareholder of the Company advanced $30,000 to the company. The shareholder advance bears no interest and is due on demand.

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

Description of Business

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of March 31, 2006, we have total revenue of $3,560 since inception on November 6, 1996. Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Description of Property

We do not currently own any property.  We utilize office space in the residence of our President Neil Christiansen at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Three Month Period Ended March 31, 2006 and 2005

Our revenues since inception total $3,560 and we have a cumulative net loss of $126,314 from inception through March 31, 2006. Our revenues for the three months ending March 31, 2006 were $0 compared to $0 for the same period in 2005. For the three months ending March 31, 2006 net loss was $3,954 compared to $891 for the same period in 2005. Expenses during the three months ended March 31, 2006, consisted of $3,685 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2005 consisted of $0 in depreciation and amortization and $4,940 in general and administrative expenses. In February of 2005 the Company issued a $5,000 convertible promissory note to a shareholder. Interest on the note totaled $107 for the three months ended March 31, 2006. In December of 2005 the Company issued a $5,000 convertible promissory note to a shareholder. Interest on the note totaled $105 for the three months ended March 31, 2006.

As of March 31, 2006 our total assets were $5,058 consisting of cash. Total liabilities at March 31, 2006 were $71,454 consisting of $35,653 in accounts payable, $180 of accounts payable to related party, $621 in accrued interest, convertible notes payable to a shareholder of $10,000, and shareholder advances of $25,000. The shareholder advances bear no interest, are due on demand, and were made by the President of the Company; however, the Company is imputing interest at 8% per annum. During the three months ended March 31, 2006 and 2005, respectively, the Company imputed interest expense of $57 and $0.

Liquidity and Capital Resources

At March 31, 2006 we had $5,058 cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $9,000 to $12,000. At March 31, 2006 we also had total liabilities of $71,397. As a result, we will need to generate up to $82,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing. In March 2006, the President of the Company advanced $25,000 to meet the financial needs of the Company. In April 2006, the President of the Company advanced an additional $30,000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company has filed no form 8-K for the current period.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/ Principal
	Financial Officer pursuant to Section 302 of the Sarbanes -Oxley Act of 2002	Attached

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

FREEDOM RESOURCES ENTERPRISES, INC.

Date: May 11, 2006

/s/ Neil Christiansen
Neil Christiansen
Chief Executive Officer
Chief Financial Officer