Form 10QSB
period 2006-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2006-08-11
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006:  13,000,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

JUNE 31, 2006

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2006 and

December 31, 2005

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005, and from inception on

November 6, 1996 through June 30, 2006

Unaudited Condensed Statements of Cash Flows for the six

months ended June 30, 2006 and 2005, and from inception on

November 6, 1996 through June 30, 2006

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial

Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9-10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets,
	June 30, 2006 and December 31, 2005	6

-	Unaudited Condensed Statements of Operations,
	for the three and six months ended June 30, 2006
	and 2005 and from inception on November 6,
	1996 through June 30, 2006	7

-	Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2006
	and 2005 and from inception on November 6,
	1996 through June 30, 2006	8

-	Notes to Unaudited Condensed Financial Statements	9 - 16

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2006	2005

CURRENT ASSETS:
Cash	$1,051	$1,761

Total Current Assets	1,051	1,761

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and Transcripts, net	-	-

	$1,051	$1,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,082	$53,571
Accounts payable – related party	-	180
Advances from a shareholder	55,000	-
Accrued taxes	-	100
Accrued interest – related party	1,279	352

Total Current Liabilities	63,361	54,203

CONVERTIBLE NOTE PAYABLE – RELATED PARTY	5,000	10,000

Total Liabilities	68,361	64,203

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,000,000 and 12,000,000 shares
issued and outstanding, respectively	13,000	12,000
Capital in excess of par value	52,481	47,918
Deficit accumulated during the
development stage	(132,791)	(122,360)

Total Stockholders' Equity (Deficit)	(67,310)	(62,442)

	$1,051	$1,761

Note: The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Six		on November 6,
	Months Ended		Months Ended		1996 Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$600	$-	$600	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	5,256	999	8,941	5,939	98,300
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	5,256	999	8,941	5,939	139,433

LOSS BEFORE OTHER INCOME
(EXPENSE)	(5,256)	(399)	(8,941)	(5,339)	(135,873)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(1,221)	(100)	(1,490)	(148)	(2,010)
Gain on settlement of debt	-	-	-	4,097	4,097

Total Other Income (Expense)	(1,221)	(100)	(1,490)	3,949	3,303

LOSS BEFORE INCOME
TAXES	(6,477)	(499)	(10,431)	(1,390)	(132,570)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(6,477)	(499)	(10,431)	(1,390)	(132,570)

CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING
PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(6,477)	$(499)	$(10,431)	$(1,390)	$(132,791)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Change in accounting principle	-	-	-	-

Loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Six		on November 6,
	Months Ended		1996 Through
	June 30,		June 30,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(10,431)	$(1,390)	$(132,791)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	(4,097)	(4,097)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(46,489)	(588)	11,179
Increase (decrease) in accounts payable – related party	(180)	(420)	-
Increase (decrease) in accrued taxes	(100)	31	-
Increase in accrued interest – related party	1,490	148	2,010

Net Cash (Used) by Operating Activities	(55,710)	(6,316)	(98,019)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	5,000	15,000
Advances from a shareholder	55,000	1,250	55,000

Net Cash Provided by Financing Activities	55,000	6,250	124,750

Net Increase (Decrease) in Cash	(710)	(66)	1,051

Cash at Beginning of Period	1,761	247	-

Cash at End of Period	$1,051	$181	$1,051

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2006:

Converted $5,563 of note payable and accrued interest for 1,000,000 shares of common stock.

For the six months ended June 30, 2005:

In February 2005, the Company recognized a $4,097 gain on settlement of debt.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead has used the materials gathered during its research to develop a series of eight self-help workshops.  Because the Company has not generated expected revenue, on October 1, 2005 the Company decided to pursue other business opportunities.  The Company, at the present time, is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.   The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At June 30, 2006, accrued interest amounted to $210.

NOTE 3 - CAPITAL STOCK

Common Stock - In June 2006, the Company issued 1,000,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $563. [See Note 6].

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from a Shareholder –  In March and April 2006, an officer/shareholder of the Company advanced $55,000 to the Company.  At June 30, 2006 and December 31, 2005, the Company owed $55,000 and $0, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the six month period ended June 30, 2006 and 2005, respectively, the Company imputed interest expense of $1,069 and $0.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Loss from continuing operations
available to common shareholders
(numerator)	$(6,477)	$(499)	$(10,431)	$(1,390)

Cumulative effect of change in
accounting principle (numerator)	$-	$-	$-	$-

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	12,000,000	4,750,000	13,000,000	4,750,000

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At June 30, 2006, the Company had a note payable convertible into 1,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the State of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online on a website dedicated to self-improvement products and education.  As of June30, 2006, we have total revenue of $3,560 since inception on November 6, 1996.  Because we did not generate any meaningful revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Three and Six Month Periods Ended June 30, 2006 and 2005

Our revenues since inception total $3,560 and we have a cumulative net loss of $132,791 from inception through June 30, 2006.  Our revenues for the three months ending June 30, 2006 were $0 compared to $600 for the same period in 2005. For the three months ending June 30, 2006 net loss was $6,477 compared to $499 for the same period in 2005.  Expenses during the three months ended June 30, 2006, consisted of $5,256 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2005 consisted of $0 in depreciation and amortization and $999 in general and administrative expenses.  Interest on notes payable and shareholder advances totaled $1,221 for the three months ended June 30, 2006.

For the six months ending June 30, 2006 revenue totaled $0 compared to $600 for the same period in 2005. For the six months ending June 30, 2006 net loss was $10,431 compared to $1,390 for the same period in 2005.  Expenses during the six months ended June 30, 2006, consisted of $8,941 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2005 consisted of $0 in depreciation and amortization and $5,939 in general and administrative expenses.  Interest on notes payable and shareholder advances totaled $1,490 for the six months ended June 30, 2006

As of June 30, 2006 our total assets were $1,051 consisting of cash.  Total liabilities at June 30, 2006 were $68,361 consisting of $7,082 in accounts payable, $1,279 in accrued interest, and shareholder advances of $55,000.

Liquidity and Capital Resources

At June 30, 2006 we had $1,051 cash and have had total revenues since inception of $3,560.  We estimate that general and administrative expenses for the next twelve months will be approximately $10,000 to $12,000.  At June 30, 2006 we also had total liabilities of $68,361.  As a result, we will need to generate up to $80,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

On June 28, 2006, we issued 1,000,000 common shares pursuant to the terms of a Convertible Promissory Note dated February 15, 2005 for principal and accrued interest totaling $5,563.  The shares were issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid.

Item 6.  Exhibits and Reports on Form 8-K.

Freedom Resources filed form 8-K on July 10, 2006 reporting Item 3.02, Sales of Unregistered Securities.

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

Date: August 11, 2006

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer