Form 10QSB
period 2006-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2006-11-14
CIK 1045390

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006:  13,000,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

SEPTEMBER 30, 2006

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – September 30, 2006 and

December 31, 2005

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and from

inception on November 6, 1996 through September 30, 2006

Unaudited Condensed Statements of Cash Flows for the

nine months ended September 30, 2006 and 2005, and from

inception on November 6, 1996 through September 30, 2006

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets,
	September 30, 2006 and December 31, 2005	6

-	Unaudited Condensed Statements of Operations,
	for the three and nine months ended September 30, 2006
	and 2005 and from inception on November 6,
	1996 through September 30, 2006	7

-	Unaudited Condensed Statements of Cash Flows,
	for the nine months ended September 30, 2006
	and 2005 and from inception on November 6,
	1996 through September 30, 2006	8

-	Notes to Unaudited Condensed Financial Statements	9 - 16

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2006	2005

CURRENT ASSETS:
Cash	$5,730	$1,761

Total Current Assets	5,730	1,761

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and Transcripts, net	-	-

	$5,730	$1,761

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,100	$53,571
Accounts payable – related party	-	180
Advances from a shareholder	60,000	-
Accrued taxes	-	100
Accrued interest – related party	2,517	352

Total Current Liabilities	67,617	54,203

CONVERTIBLE NOTE PAYABLE – RELATED PARTY	10,000	10,000

Total Liabilities	77,617	64,203

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
13,000,000 and 12,000,000 shares
issued and outstanding, respectively	13,000	12,000
Capital in excess of par value	52,481	47,918
Deficit accumulated during the
development stage	(137,368)	(122,360)

Total Stockholders' Equity (Deficit)	(71,887)	(62,442)

	$5,730	$1,761

Note: The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Nine		on November 6,
	Months Ended		Months Ended		1996 Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$800	$-	$1,400	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	3,339	16,268	12,280	22,207	101,639
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	3,339	16,268	12,280	22,207	142,772

LOSS BEFORE OTHER INCOME
(EXPENSE)	(3,339)	(15,468)	(12,280)	(20,807)	(139,212)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(1,238)	(101)	(2,728)	(249)	(3,248)
Gain on settlement of debt	-	-	-	4,097	4,097

Total Other Income (Expense)	(1,238)	(15,569)	(15,008)	3,848	2,065

LOSS BEFORE INCOME
TAXES	(4,577)	(15,569)	(15,008)	(16,959)	(137,147)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(4,577)	(15,569)	(15,008)	(16,959)	(137,147)

CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING
PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(4,577)	$(15,569)	$(15,008)	$(16,959)	$(137,368)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Change in accounting principle	-	-	-	-

Loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Nine		on November 6,
	Months Ended		1996 Through
	September 30,		September 30,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(15,008)	$(16,959)	$(137,368)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	(4,097)	(4,097)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(48,471)	11,282	9,197
Increase (decrease) in accounts payable – related party	(180)	(260)	-
Increase (decrease) in accrued taxes	(100)	(868)	-
Increase in accrued interest – related party	2,728	249	3,248

Net Cash (Used) by Operating Activities	(61,031)	(10,653)	(103,340)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	7,250	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	5,000	5,000	20,000
Advances from a shareholder	60,000	(120)	60,000

Net Cash Provided by Financing Activities	65,000	12,130	134,750

Net Increase (Decrease) in Cash	3,969	1,477	5,730

Cash at Beginning of Period	1,761	247	-

Cash at End of Period	$5,730	$1,724	$5,730

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2006:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 1,000,000 shares of common stock.  At September 30, 2006, accrued interest amounted to $7.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 1,000,000 shares of common stock.  At September 30, 2006, accrued interest amounted to $314.

NOTE 3 - CAPITAL STOCK

Common Stock - In June 2006, the Company issued 1,000,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $563.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from a Shareholder –  In March, April, and August 2006, an officer/shareholder of the Company advanced $60,000 to the Company.  At September 30, 2006 and December 31, 2005, the Company owed $60,000 and $0, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the six month period ended September 30, 2006 and 2005, respectively, the Company imputed interest expense of $2,196 and $0.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Loss from continuing operations
available to common shareholders
(numerator)	$(4,577)	$(15,569)	$(15,008)	$(16,959)

Cumulative effect of change in
accounting principle (numerator)	$-	$-	$-	$-

Weighted average number of common
shares outstanding used in loss per
share for the period (denominator)	13,000,000	5,459,239	13,000,000	4,989,011

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.  At September 30, 2006, the Company had two notes payable convertible into 2,000,000 shares which was not used in the computation of loss per share because its effect would be anti-dilutive.

NOTE 7 – SUBSEQUENT EVENTS

In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have not been restated to reflect the reverse stock split as the effective date has not occurred.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the State of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online on a website dedicated to self-improvement products and education.  As of September 30, 2006, we have total revenue of $3,560 since inception on November 6, 1996.  Because we did not generate any meaningful revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Three and Nine Month Periods Ended September 30, 2006 and 2005

Our revenues since inception total $3,560 and we have a cumulative net loss of $137,368 from inception through September 30, 2006.  Our revenues for the three months ending September 30, 2006 were $0 compared to $800 for the same period in 2005. For the three months ending September 30, 2006 net loss was $4,577 compared to $15,569 for the same period in 2005.  Expenses for the three months ending September 30, 2006, consisted of $3,339 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2005 consisted of $0 in depreciation and amortization and $16,268 in general and administrative expenses.  Interest on notes payable and shareholder advances totaled $1,238 for the three months ended September 30, 2006 compared to $101for the same period in 2005.

For the nine months ending September 30, 2006 revenue totaled $0 compared to $1,400 for the same period in 2005. For the nine months ending September 30, 2006 net loss was $15,008 compared to $16,959 for the same period in 2005.  Expenses during the nine months ended September 30, 2006, consisted of $12,280 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2005 consisted of $0 in depreciation and amortization and $22,207 in general and administrative expenses.  Interest on notes payable and shareholder advances totaled $2,728 for the nine months ended September 30, 2006 compared to $249 for the same period in 2005.

As of September 30, 2006 our total assets were $5,730 consisting of cash.  Total liabilities at September 30, 2006 were $77,617 consisting of $5,100 in accounts payable, $2,517 in accrued interest, shareholder advances of $60,000, and related party notes payable of $10,000.

Liquidity and Capital Resources

At September 30, 2006 we had $5,730 cash and have had total revenues since inception of $3,560.  We estimate that general and administrative expenses for the next twelve months will be approximately $10,000.  At September 30, 2006 we also had total liabilities of $77,617.  As a result, we will need to generate up to $80,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to continue operations, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

In October 2006, the Company approved a 2.5 for 1 reverse stock split.  The effective date of the stock split will be approximately November 19, 2006 for shareholders of record on November 15, 2006.

Item 6.  Exhibits and Reports on Form 8-K.

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

FREEDOM RESOURCES ENTERPRISES, INC.

Date: November 13, 2006

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer