Form 10KSB
period 2006-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2007-03-05
CIK 1045390

OMB APPROVAL
OMB Number:3235-0420
SECURITIES AND EXCHANGE COMMISSION	Expires: March 31, 2007
Washington, D.C. 20549	Estimated average burden
Form 10-KSB	Hours per response……1646

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number ___________________________________

FREEDOM RESOURCES ENTERPRISES, INC.

(Name of small business issuer in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East 7800 South, Midvale, UT	84047
(Address of principal executive offices	(Zip Code)

Issuer’s telephone number: (801) 566-5931

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:  None

                 Common Stock, par value $0.001

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☒     No ☐

State issuer’s revenues for its most recent fiscal year.  $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at March 1, 2007 is deemed to be $69,000.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At December 31, 2006: 5,200,000 shares of common stock, $.001 par value.

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

		7 7 9 9
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		9 10 10 10 11 11
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

PART I

Item 1.  Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of December 31, 2006, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated the expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

On October 10, 2006 the shareholders approved, through written consent representing 81.2% of the total issued and outstanding common shares, a 1 for 2.5 Reverse Stock Split wherein all shareholders decreased their respective number of shares to 40% of their total.  As a result of this reverse stock split, the number of issued and outstanding shares of the corporation decreased from Thirteen Million shares (13,000,000) to Five Million Two Hundred Thousand shares (5,200,000).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

At December 31, 2006, the number of record holders of our Common Stock was 40. Total shares issued and outstanding were 5,200,000. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005 and a 1 for 2.5 reverse stock split effected in October 2006.  Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "FDRE".  As of March 1, 2007, we had 40 shareholders holding 5,200,000shares of common stock.

	CLOSING BID		CLOSING ASK

2006	High	Low	High	Low

June 9 (first available) Thru June 30	NONE	NONE	NONE	NONE

July 3 Thru Sept. 29.10		.06	NONE	NONE

Oct. 2 Thru Nov. 14.10		.10	NONE	NONE

Nov. 15 Thru Dec. 29	NONE	NONE	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations For the Periods Ending December 31, 2006 and December 31, 2005

We have generated a total of $3,560 in revenues since inception on November 6, 1996.  Net loss was $18,353 for the year ended December 31, 2006 and $19,843 for the year ended December 31, 2005.  Cumulative net loss since inception on November 6, 1996 through December 31, 2006 was $140,713.

Expenses during the year ended December 31, 2006 were $14,205.  Expenses consisted of $0 in depreciation and amortization costs and $14,205 in general and administrative costs.  Expenses for the year ended December 31, 2005 were $25,088 consisting of $25,088 in general and administrative costs and $0 in depreciation and amortization.  General and administrative costs during both 2006 and 2005 were almost exclusively due to professional, legal and accounting fees associated with our public filings.

We earned $0 in interest income and incurred interest expense of $4,148 for the year ended December 31, 2006. Our interest income and interest expense for the year ended December 31, 2005 was $0 and $352 respectively.  For the year ended December 31, 2005 we had a $4,097 gain on settlement of debt.

As of December 31, 2006, we had total assets of $3,805 consisting of cash.  At December 31, 2005 total assets were $1,761 consisting of cash.  At December 31, 2006 total liabilities were $75,643, which consisted of convertible notes payable for $5,000 and current liabilities of $70,643, which consisted of $5,000 in accounts payable, $60,000 in an advances from a shareholder, $543 in accrued interest owed to a related party, $5,000 convertible notes payable, and $100 in accrued taxes.  Total current liabilities at December 31, 2005 were $64,203 consisting of $53,571 in accounts payable, $352 in accrued interest to a related party on $10,000 of promissory notes payable, $180 in a related party accounts payable, and $100 in accrued taxes.

In March, April and August 2006 we borrowed a total of $60,000 from the President of the Company-- a shareholder, and the Director.  The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  The total accrued interest on the shareholder advances was $3,409 and was contributed to Capital in Excess of Par.  In addition, during August 2006 we borrowed an additional $5,000 from the President of the Company and issued a convertible promissory note which accrues interest at 8% per annum, and is due in August 2008.  The note is convertible into 400,000 shares of common stock.  Accrued interest at December 31, 2006 totaled $543.

In June 2006 the Company converted a $5,000 convertible note payable made in February 2005, along with accrued interest of $548, into 400,000 shares of common stock.

In October 2006, the Company effected a 1 for 2.5 reverse stock split.  The reverse stock split is reflected in all financial statements and managements discussion and analysis or plan of operation presented.

In February and December 2005 we borrowed $5,000 and $5,000, respectively, from a shareholder and issued two convertible promissory notes which accrue interest at 8% per annum, and are due in February 2007 and December 2007.  Both notes are convertible into 400,000 shares and 400,000 shares, respectively.  Accrued interest at December 31, 2005 totaled $352.  The February 2005 note was converted in June 2006, as stated above.

In September 2005 we issued 2,900,000 shares of common stock to our President and Director for $7,250 in cash.

Liquidity and Capital Resources

At December 31, 2006 we had $3,805 in cash and have generated since inception a total of only $3,560 in revenue.    Since October 2005 we have suspended all operations and have declared the Company a public shell.  We currently intend to seek, investigate, and if warranted, acquire an interest in a business opportunity.

In June 2006, the Company issued 400,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $548.

During the year ended December 31, 2006, a shareholder made advances to the Company of $60,000.   These advances are non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2006 is $3,409.

We anticipate that our expenses will remain the same  over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company.  We estimate that resulting general and administrative expenses for the next twelve months will be approximately $15,000.  We also have current liabilities of $70,643.  As a result, we will need to raise approximately $85,000 to pay our debts and meet our ongoing financial needs for the forthcoming year.  We have primarily financed our operations through the sale of common stock, trade payables, shareholder advances, and notes payable.  In order to maintain our status as a public shell we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Plan of Operation

We expect to encounter significant difficulties in effectuating our business plan.  As of December 31, 2006, we have generated a total of $3,560 in revenue.  Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2006 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	71	President and Director	November, 1996

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 5,200,000 issued and outstanding shares of the our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005, and a 1 for 2.5 reverse stock split effected in October 2006.

Name and Address	Number of Shares Beneficially Owned	% of Shares

Neil Christiansen (1) 901 East 7800 South Midvale, UT 84047	3,820,000	73.46%

Officers and Directors as a Group: 1 person	3,820,000	73.46%

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

In March, April and August 2006 Mr Christiansen advanced the Company a total of $60,000.  These advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  In addition, during August 2006, Mr Christiansen loaned the Company an additional $5,000 and was issued a convertible promissory note which accrues interest at 8% per annum, and is due in August 2008.  The note is convertible into 400,000 shares of common stock.  Accrued interest on these advances at December 31, 2006 totaled $3,409 and were contributed to Capital in Excess of Par.

During 2005 Mr. Christiansen advanced $2,250 in cash to the Company.  At December 31, 2005 the advance had been repaid.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit No	SEC Ref. No	Title of Document	Location

1	99.1	Code of Ethics	*

2	31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
		of the Securities Exchange Act of 1934, as amended	Attached

3	32.1	Certification of the Principal Executive Officer pursuant to
		U.S.C. Section 1350 as adopted pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002**	Attached

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,829 for fiscal year ended 2006 and $15,845 for fiscal year ended 2005. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 and $0 for fiscal years ended 2006 and 2005, respectively.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2006 and consisted of tax compliance services and $0 for fiscal year ended 2005 and consisted of tax compliance services.  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

Date: March 2, 2007

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2007

/s/ Neil Christiansen

Director

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2006

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

15

—

Balance Sheet, December 31, 2006

16

—

Statements of Operations, for the years ended

December 31, 2006 and 2005 and from inception

on November 6, 1996 through December 31, 2006

17

—

Statement of Stockholders’ Equity (Deficit), from

inception on November 6, 1996 through

December 31, 2006

18-19

—

Statements of Cash Flows, for the years ended

December 31, 2006 and 2005 and from inception

on November 6, 1996 through December 31, 2006

20-21

—

Notes to Financial Statements

22 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on November 6, 1996 through December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on November 6, 1996 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Freedom Resources Enterprises, Inc. will continue as a going concern.  As discussed in Note 7 to the financial statements, Freedom Resources Enterprises, Inc. has incurred losses since its inception and has not yet established profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

February 20, 2007

Salt Lake City, Utah

FREEDOM RESOURCES ENTERPRISES, INC. [A Development Stage Company] BALANCE SHEET ASSETS

December 31,
2006

CURRENT ASSETS:
Cash	$3,805

Total Current Assets	3,805

PROPERTY AND EQUIPMENT, net-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-

$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,000
Accrued taxes	100
Accrued interest – related party	543
Advances from a shareholder	60,000
Convertible note payable	5,000

Total Current Liabilities	70,643

CONVERTIBLE NOTE PAYABLE – RELATED PARTY	5,000

Total Liabilities	75,643

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
5,200,000 shares issued and
outstanding	5,200
Capital in excess of par value	63,675
Deficit accumulated during the
development stage	(140,713)

Total Stockholders' Equity (Deficit)	(71,838)

$3,805

The accompanying notes are an integral part of this financial statement.

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
	For the Years		on November 6,
	Ended December 31,		1996 Through
			December 31,
	2006	2005	2006

REVENUE	$-	$1,500	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	14,205	25,088	103,564
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	14,205	25,088	144,697

LOSS BEFORE OTHER INCOME
(EXPENSE)	(14,205)	(23,588)	(141,137)

OTHER INCOME (EXPENSE):
Interest Income	-	-	1,216
Interest Expense – related party	(4,148)	(352)	(4,668)
Gain on settlement of debt	-	4,097	4,097

Total Other Income (Expense)	(4,148)	3,745	645

LOSS BEFORE INCOME TAXES	(18,353)	(19,843)	(140,492)

CURRENT TAX EXPENSE-	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(18,353)	(19,843)	(140,492)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(18,353)	$(19,843)	$(140,713)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting principle	-	-

Loss per common share	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC. [A Development Stage Company] STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2006

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, November 6, 1996	-	$-	-	$-	$-	$-

Issued 1,000,000 shares of common stock
for cash of $2,500, or $.0025 per share,
November 1996	-	-	1,000,000	1,000	1,500	-

Net loss for the period ended
December 31, 1996	-	-	-	-	-	(50)

BALANCE, December 31, 1996	-	-	1,000,000	1,000	1,500	(50)

Issued 95,000 shares of common stock
for cash of $9,500, or $.10 per share,
August 1997	-	-	95,000	95	9,405	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(1,661)

BALANCE, December 31, 1997	-	-	1,095,000	1,095	10,905	(1,711)

Issued 405,000 shares of common stock
for cash of $40,500, or $.10 per share,
net of stock offering costs of $5,000,
May and August 1998	-	-	405,000	405	35,095	-

Net loss for the year ended
December 31, 1998	-	-	-	-	-	(4,942)

BALANCE, December 31, 1998	-	-	1,500,000	1,500	46,000	(6,653)

Net loss for the year ended
December 31, 1999	-	-	-	-	-	(2,243)

BALANCE, December 31, 1999	-	-	1,500,000	1,500	46,000	(8,896)

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(40,956)

BALANCE, December 31, 2000	-	-	1,500,000	1,500	46,000	(49,852)

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(15,669)

BALANCE, December 31, 2001	-	-	1,500,000	1,500	46,000	(65,521)

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(13,921)

BALANCE, December 31, 2002	-	-	1,500,000	1,500	46,000	(79,442)

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC. [A Development Stage Company] STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2006 [Continued]

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE, December 31, 2002	-	-	1,500,000	1,500	46,000	(79,442)

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(20,946)

BALANCE, December 31, 2003	-	-	1,500,000	1,500	46,000	(100,388)

Issued 400,000 shares of common stock
on conversion of note payable, September 2004	-	-	400,000	400	4,768	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(2,129)

BALANCE, December 31, 2004	-	-	1,900,000	1,900	50,768	(102,517)

Issued 2,900,000 shares of common stock
for cash of $7,250 September 2005	-	-	2,900,000	2,900	4,350	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(19,843)

BALANCE, December 31, 2005	-	$-	4,800,000	$4,800	$55,118	$(122,360)

Issued 400,000 shares of common stock
on conversion of note payable, June 2006	-	-	400,000	400	5,148	-

Imputed interest on shareholder advances	-	-	-	-	3,409	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(18,353)

BALANCE, December 31, 2006	-	$-	5,200,000	$5,200	$63,675	$(140,713)

The accompanying notes are an integral part of this financial statement. .

FREEDOM RESOURCES ENTERPRISES, INC. [A Development Stage Company] STATEMENTS OF CASH FLOWS

			From Inception
	For the Years Ended		on November 6,
	December 31,		1996 Through
			December 31,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(18,353)	$(19,843)	$(140,713)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principal	-	-	221
Gain on settlement of debt	-	(4,097)	(4,097)
Non-cash expenses	3,957	-	3,957
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(48,571)	8,980	9,097
Increase(decrease) in accounts
payable – related party	(180)	(240)	-
Increase(decrease) in accrued taxes	(768)	100	-
Increase in accrued interest – related party	191	352	711

Net Cash (Used) by Operating Activities	(62,956)	(15,616)	(105,265)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	7,250	59,750
Stock Offering Costs	-	-	(5,000)
Proceeds from issuance of note payable	5,000	10,000	20,000
Advance from a shareholder	60,000	(120)	60,000
Net Cash Provided by Financing Activities	65,000	17,130	134,750

Net Increase (Decrease) in Cash	2,044	1,514	3,805

Cash at Beginning of Period	1,761	247	-

Cash at End of Period	$3,805	$1,761	$3,805

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes-	$-	$-	$-

[Continued]

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2006:

In June 2006, the Company issued 400,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $548.

During the year ended December 31, 2006, a shareholder made advances to the Company of $60,000.   These advances are non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2006 is $3,409.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead used the materials gathered from its research to develop a series of eight self-help workshops.  Because the Company has not generated expected revenue, on October 1, 2005 the Company decided to pursue other business opportunities.  The Company, at the present time, is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.    The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 5].  The Company accounts for its plan under the recognition and measurement principles of SFAS No. 123 (revised 2004), “Share-Based Payment.”  The Company has not issued any stock options or warrants under the plan.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

Restatement – In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have been restated to reflect the reverse stock split.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

December 31,
2006

Office equipment	$1,742

Less: Accumulated depreciation	(1,742)

$0

Depreciation expense for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

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
2006

Manuscripts, transcripts, etc.	$23,650

Less: Accumulated amortization	(2,365)
Less: Loss on impairment	(21,285)
$-

Amortization expense for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 400,000 shares of common stock.  At December 31, 2006, accrued interest amounted to $139.

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 400,000 shares of common stock.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 400,000 shares of common stock.  At December 31, 2006, accrued interest amounted to $404.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2006.

Common Stock - During November 1996, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.0025 per share).

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [CONTINUED]

During August 1997, the Company issued 95,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.10 per share).

During May and August 1998, the Company issued 405,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.10 per share).  Stock offering costs of $5,000 were offset against the proceeds.

In September 2004, the Company issued 400,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $168.

In February 2005, the Company approved a 10 – for – 1 forward stock split.  The financial statements have been restated, for all periods presented, to reflect this stock split.

In September 2005, the Company issued 2,900,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $7,250 (or $.0025 per share).   The shares were issued to the President and Director of the Company for cash  [See Note 6].

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 400,000 shares of common stock.

In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have been restated to reflect the reverse stock split.

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2006, no options have been issued under the Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable - In 2005, the Company sold products owned by LDI [See Note 8].  At December 31, 2006, the Company owed $0 to LDI for the cost of the products.

Advance from a Shareholder –  In March, April, and August 2006, an officer/shareholder of the Company advanced $60,000 to the Company.  At December 31, 2006 and December 31, 2005, the Company owed $60,000 and $0, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  For the years ended December 31, 2006 and 2005, respectively, the Company imputed interest expense of $3,409 and $0.  The imputed interest has been contributed to Capital in Excess of Par.

Stock Issuance - In September 2005, the Company issued 2,900,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $7,250 (or $.0025 per share).   The shares were issued to the President and Director of the Company for cash.

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

NOTE 8 - MARKETING AGREEMENT

In 1999 and 2000, the Company invested in developing a website to market its products via the internet.  Ultimately, the Company did not launch its website.  Instead, the Company assigned its interest in the website to Life Discovery Institute (“LDI”), an education and publishing organization owned and operated by the Company’s president.  On May 31, 2001, the Company entered into a five-year marketing agreement with LDI.  Under the agreement, the Company assigned all its interest and investment in developing the website to LDI which completed development and launched the website.  In exchange for the Company’s prior investment in the website, LDI allows the Company to market its products at no charge through the LDI website.  The agreement ended on May 31, 2006.  The Company currently has no other sources of distribution for its workshops.

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

The Company has available at December 31, 2006, unused operating loss carryforwards of approximately $116,000 which may be applied against future taxable income and which expire in various years through 2026.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $39,800 and $ 33,500 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,300 during the year ended December 31, 2006.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended
	December 31,
	2006	2005

Loss from continuing operations available
to common shareholders (numerator)	$(18,353)	$(19,843)

Cumulative effect of change in accounting
principle (numerator)	$-	$-

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	5,003,836	2,702,466

At December 31, 2006, the Company had notes payable convertible to 800,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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