Form 10QSB
period 2007-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2007-05-11
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007:  5,200,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

MARCH 31, 2007

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – March 31, 2007 and December 31, 2006

Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006, and from inception on November 6, 1996 through March 31, 2007

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and from inception on November 6, 1996 through March 31, 2007

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and procedures

		4 6 7 8 9 11 15
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

MARCH 31, 2007

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2007 and December 31, 2006

6

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2007

and 2006 and from inception on November 6,

1996 through March 31, 2007

7

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2007

and 2006 and from inception on November 6,

1996 through March 31, 2007

8

—

Notes to Unaudited Condensed Financial Statements

9

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$2,856	$3,805

Total Current Assets	2,856	3,805

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-

	$2,856	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$5,000	$5,000
Accrued taxes	-	100
Accrued interest – related party	743	543
Advances from a shareholder	65,000	60,000
Current portion convertible notes	5,000	5,000

Total Current Liabilities	75,743	70,643

CONVERTIBLE NOTES PAYABLE – RELATED PARTY	5,000	5,000

Total Liabilities	80,743	75,643

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
5,200,000 shares issued and outstanding	5,200	5,200
Capital in excess of par value	64,876	63,675
Deficit accumulated during the
development stage	(147,963)	(140,713)

Total Stockholders' Equity (Deficit)	(77,877)	(71,838)

	$2,856	$3,805

Note: The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on November 6, 1996 Through March 31,

	2007	2006	2007

REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	5,849	3,685	109,413
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	5,849	3,685	150,546

LOSS BEFORE OTHER INCOME (EXPENSE)	(5,849)	(3,685)	(146,986)

OTHER INCOME (EXPENSE):
Interest income	-	-	1,216
Interest expense – related party	(1,401)	(269)	(6,069)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(1,401)	(269)	(756)

LOSS BEFORE INCOME
TAXES	(7,250)	(3,954)	(147,742)

CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(7,250)	(3,954)	(147,742)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(7,250)	$(3,954)	$(147,963)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting
principle	-	-

Loss per common
share	(.00)	(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three		From Inception
	Months Ended		on November 6,
	March 31,		1996 Through
			March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(7,250)	$(3,954)	$(147,963)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle-	-	-	221
Gain on settlement of debt-	-	-	(4,097)
Non cash expenses-	1,201	57	5,158
Changes in assets and liabilities:
Increase (decrease) in accounts payable-	-	(17,918)	9,097
Increase (decrease) in accrued taxes	(100)	(100)	-
Increase in accrued interest – related party	200	212	911

Net Cash Provided (Used) by Operating Activities	(5,949)	(21,703)	(111,214)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	5,000	25,000	65,000

Net Cash Provided by Financing Activities	5,000	25,000	139,750

Net Increase (Decrease) in Cash	(949)	3,297	2,856

Cash at Beginning of Period	3,805	1,761	-

Cash at End of Period	$2,856	$5,058	$2,856

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2007:

The Company imputed interest on advances, which totaled $1,201.  The amount was contributed to capital by a related party.

For the three months ended March 31, 2006:

The Company imputed interest on advances, which totaled $57.  The amount was contributed to capital by a related party.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2007 and the results of operations and cash flows at March 31, 2007and 2006 and for the periods then ended have been made.Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 400,000 shares of common stock.  At March 31, 2007, accrued interest amounted to $239.

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 400,000 shares of common stock.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 400,000 shares of common stock.  At March 31, 2007, accrued interest amounted to $504.

NOTE 3 - CAPITAL STOCK

Common Stock - In June 2006, the Company issued 400,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $548.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from a Shareholder –  In March 2007, an officer/shareholder of the Company advanced $5,000 to the Company.  In March, April, and August 2006, an officer/shareholder of the Company advanced $60,000 to the Company.  At March 31, 2007 and December 31, 2006, the Company owed $65,000 and $60,000, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the three month period ended March 31, 2007 and 2006, respectively, the Company imputed interest expense of $1,201 and $57.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three
	Months Ended
	March 31,

	2007	2006

Loss from continuing operations available
to common shareholders
(numerator)	$(7,250)	$(3,954)

Cumulative effect of change in
accounting principle (numerator)	$-	$-

Weighted average number of
common shares outstanding
used in loss per share for the
period (denominator)	5,200,000	1,200,000

At March 31, 2007, the Company had notes payable convertible to 800,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of March 31, 2007, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Three Month Period Ended March 31, 2007 and 2006

Our revenues since inception total $3,560 and we have a cumulative net loss of $147,963 from inception through March 31, 2007.  Our revenues for the three months ending March 31, 2007 were $0 compared to $0 for the same period in 2006. For the three months ending March 31, 2007 net loss was $7,250 compared to $3,954 for the same period in 2006.  Expenses during the three months ended March 31, 2007, consisted of $5,849 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $3,685 in general and administrative expenses.  The Company has two $5,000 convertible promissory notes issued to shareholders.  Accrued interest on the notes totaled $743 and $564 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 our total assets were $2,856 consisting of cash.  Total liabilities at March 31, 2007 are $80,743 consisting of $5,000 in accounts payable, $743 in accrued interest to related parties, convertible notes payable to a shareholder of $10,000, and shareholder advances of $65,000.  The shareholder advances bear no interest, are due on demand, and were made by the President of the Company; however, the Company is imputing interest at 8% per annum.  During the three months ended March 31, 2007 and 2006, respectively, the Company imputed interest expense of $1,201 and $57.

Liquidity and Capital Resources

At March 31, 2007 we had $2,856 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $9,000 to $12,000.  At March 31, 2007 we also had total liabilities of $80,743.  As a result, we will need to generate up to $92,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing. In March 2007, the President of the Company advanced $5,000 to meet the immediate financial needs of the Company.

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

FREEDOM RESOURCES ENTERPRISES, INC.

Date: May 9, 2007

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer