Form 10QSB
period 2007-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2007-08-10
CIK 1045390

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

     ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

901 East 7800 South, Midvale, UT  84047

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007:  5,200,000 shares of common stock, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

 FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-QSB

JUNE 30, 2007

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2007 and December 31, 2006

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006, and from inception on November 6, 1996 through June 30, 2007

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and from inception on November 6, 1996 through June 30, 2007

Notes to Unaudited Condensed Financial Statements

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2007

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2007 and December 31, 2006

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2007

and 2006 and from inception on November 6,

1996 through June 30, 2007

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2007

and 2006 and from inception on November 6,

1996 through June 30, 2007

8

—

Notes to Unaudited Condensed Financial Statements

9 - 10

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$2,681	$3,805

Total Current Assets	2,681	3,805

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-

	$2,681	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,037	$5,000
Accrued taxes	-	100
Accrued interest – related party	943	543
Advances from a shareholder	65,000	60,000
Current portion convertible notes	5,000	5,000

Total Current Liabilities	77,980	70,643

CONVERTIBLE NOTES PAYABLE – RELATED PARTY	5,000	5,000

Total Liabilities	82,980	75,643

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
50,000,000 shares authorized,
5,200,000 shares issued and outstanding	5,200	5,200
Capital in excess of par value	66,176	63,675
Deficit accumulated during the
development stage	(151,675)	(140,713)

Total Stockholders' Equity (Deficit)	(80,299)	(71,838)

	$2,681	$3,805

Note: The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Six		on November 6,
	Months Ended		Months Ended		1996 Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	2,211	5,256	8,060	8,941	111,624
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	2,211	5,256	8,060	8,941	152,757

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,211)	(5,256)	(8,060)	(8,941)	(149,197)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(1,500)	(1,221)	(2,901)	(1,490)	(7,569)
Gain on settlement of debt	-	-	-	-	4,097

Total Other Income (Expense)	(1,500)	(1,221)	(2,901)	(1,490)	(2,256)

LOSS BEFORE INCOME
TAXES	(3,711)	(6,477)	(10,961)	(10,431)	(151,453)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(3,711)	(6,477)	(10,961)	(10,431)	(151,453)

CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING
PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(3,711)	$(6,477)	$(10,961)	$(10,431)	$(151,674)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Change in accounting principle	-	-	-	-

Loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE
COMMON SHARES	5,200,000	4,800,000	5,200,000	4,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Six		on November 6,
	Months Ended		1996 Through
	June 30,		June 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(10,961)	$(10,431)	$(151,674)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non cash expenses	2,500	-	6,458
Changes in assets and liabilities:
Increase (decrease) in accounts payable	2,037	(46,489)	11,133
Increase (decrease) in accounts payable – related party	-	(180)	-
Increase (decrease) in accrued taxes	(100)	(100)	-
Increase in accrued interest – related party	400	1,490	1,111

Net Cash (Used) by Operating Activities	(6,124)	(55,710)	(111,389)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	5,000	55,000	65,000

Net Cash Provided by Financing Activities	5,000	55,000	139,750

Net Increase (Decrease) in Cash	(1,124)	(710)	2,681

Cash at Beginning of Period	3,805	1,761	-

Cash at End of Period	$2,681	$1,051	$2,681

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2007:

The Company imputed interest on advances, which totaled $2,500.  The amount was contributed to capital by a related party.

For the six months ended June 30, 2006:

The Company converted $5,548 of note payable and accrued interest for 400,000 shares of common stock.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at June 30, 2007 and the results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 400,000 shares of common stock.  At June 30, 2007, accrued interest amounted to $339.

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 400,000 shares of common stock.

In December 2005, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in December 2007, and is convertible with accrued interest into 400,000 shares of common stock.  At June 30, 2007, accrued interest amounted to $604.

NOTE 3 - CAPITAL STOCK

Common Stock - In June 2006, the Company issued 400,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $548.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advances from a Shareholder –  In March 2007, an officer/shareholder of the Company advanced $5,000 to the Company.  In March, April, and August 2006, an officer/shareholder of the Company advanced $60,000 to the Company.  At June 30, 2007 and December 31, 2006, the Company owed $65,000 and $60,000, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the six month period ended June 30, 2007 and 2006, respectively, the Company imputed interest expense of $2,501 and $1,069.

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

Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of June 30, 2007, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Six Month Period Ended June 30, 2007 and 2006

Our revenues since inception total $3,560 and we have a cumulative net loss of $151,674 from inception through June 30, 2007.  Our revenues for the six months ending June 30, 2007 were $0 compared to $0 for the same period in 2006. For the six months ending June 30, 2007 net loss was $10,961 compared to $10,431 for the same period in 2006.  Expenses during the six months ended June 30, 2007, consisted of $8,060 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2006 consisted of $0 in depreciation and amortization and $8,941 in general and administrative expenses.  The Company has two $5,000 convertible promissory notes issued to shareholders.  Accrued interest on the notes totaled $943 and $210 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007 our total assets were $2,681 consisting of cash.  Total liabilities at June 30, 2007 are $82,980 consisting of $7,037 in accounts payable, $943 in accrued interest to related parties, convertible notes payable to a shareholder of $10,000, and shareholder advances of $65,000.  The shareholder advances bear no interest, are due on demand, and were made by the President of the Company; however, the Company is imputing interest at 8% per annum.  During the six months ended June 30, 2007 and 2006, respectively, the Company imputed interest expense of $2,500 and $1,069.

Liquidity and Capital Resources

At June 30, 2007 we had $2,681 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $9,000 to $12,000.  At June 30, 2007 we also had total liabilities of $82,980.  As a result, we will need to generate up to $92,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing. In March 2007, the President of the Company advanced $5,000 to meet the immediate financial needs of the Company.

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

Date: August 9, 2007

/s/ Neil Christiansen

Neil Christiansen

Chief Executive Officer

Chief Financial Officer