Form 10KSB
period 2007-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-03-07
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The aggregate market value of the issuer’s common stock held by non-affiliates at March 1, 2008 is deemed to be $0.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At December 31, 2007: 2,800,000 shares of common stock, $.001 par value.

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ; No ☒

FREEDOM RESOURCES ENTERPRISES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	4 7 7 7
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and

 Financial Disclosure

		7 8 9 10
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		10 11 11 11 12 12
	Signatures	13

(Inapplicable items have been omitted)

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I

Item 1.  Description of Business.

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of December 31, 2007, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated the expected revenue, in October 2005 we decided to pursue other business opportunities.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

Amendment of Articles of Incorporation: On February 22, 2008, pursuant to the written consent of shareholders holding a majority of the outstanding shares of Common Stock, the Company amended the Articles of Incorporation to increase the authorized capital from 25,000,000 shares of Common Stock to 100,000,000 shares of Common Stock.

Reclassification of Common Stock:  On October 23, 2007 the Board of Directors approved by written consent, a decrease in the authorized number of Common shares from 50,000,000 to 25,000,000 wherein all outstanding common shares were correspondingly decreased.  As a result of this reclassification and reverse stock split the number of issued and outstanding shares of the corporation decreased from Five Million Two Hundred Thousand shares (5,200,000) to Two Million Six Hundred Thousand (2,600,000) shares.  The par value of the common shares remained unchanged at $.001 per share.  The reclassification did not require shareholders vote per Nevada law. This reclassification did not alter or change any preference or any relative right of the authorized preferred stock, none of which is outstanding.

.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

At December 31, 2007, the number of record holders of our Common Stock was 43. Total shares issued and outstanding were 2,800,000. The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005, a 1 for 2.5 reverse stock split effected in October 2006, and a 1 for 2 reverse stock split effected November 2007 in connection with the reclassification and reduction of authorized of common stock.  Such number of record holders was determined from our shareholders’ list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "FRDR".  As of March 1, 2008, we had approximately 50 shareholders holding 2,800,000 shares of common stock.

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

Jan. 3 Thru Mar. 30	NONE	NONE	NONE	NONE

Apr. 2 Thru June 29	NONE	NONE	NONE	NONE

Jul. 2 Thru Sep. 28	NONE	NONE	NONE	NONE

Oct. 1 Thru Nov. 14	NONE	NONE	NONE	NONE

Nov. 15 Thru Dec. 31.10		.10	NONE	NONE

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations For the Periods Ending December 31, 2007 and December 31, 2006

We have generated a total of $3,560 in revenues since inception on November 6, 1996.  Net loss was $20,363 for the year ended December 31, 2007 and $18,353 for the year ended December 31, 2006.  Cumulative net loss since inception on November 6, 1996 through December 31, 2007 was $161,076.

Expenses during the year ended December 31, 2007 were $14,330.  Expenses consisted of $0 in depreciation and amortization costs and $14,330 in general and administrative costs.  Expenses for the year ended December 31, 2006 were $14,205 consisting of $14,205 in general and administrative costs and $0 in depreciation and amortization.  General and administrative costs during both 2007 and 2006 were almost exclusively due to professional, legal and accounting fees associated with our public filings.

We earned $0 in interest income and incurred interest expense of $6,033 for the year ended December 31, 2007. Our interest income and interest expense for the year ended December 31, 2006 was $0 and $4,148 respectively.

As of December 31, 2007, we had total assets of $2,190 consisting of $774 in cash and $1,416 in prepaid expense.  At December 31, 2006 total assets were $3,805 consisting of cash.  At December 31, 2007 total liabilities were $83,354, consisting of current liabilities of $83,354, which consisted of convertible notes payable for $5,000, $5,215 in accounts payable, $72,500 in an advances from a shareholder, $539 in accrued interest owed to a related party, and $100 in accrued taxes.  At December 31, 2006 total liabilities were $75,643, which consisted of convertible notes payable for $5,000 and current liabilities of $70,643, which consisted of $5,000 in accounts payable, $60,000 in an advances from a shareholder, $543 in accrued interest owed to a related party, $5,000 convertible notes payable, and $100 in accrued taxes.

In March, September, and November 2007 we borrowed a total of $12,500 from the President of the Company-- a shareholder, and the Director.  In March, April and August 2006 we borrowed a total of $60,000 from the President of the Company.  At December 31, 2007 the total of these advances was $72,500.  The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  The total accrued interest on the shareholder advances for 2007 and 2006 was $5,235 and $3,409, respectively, and was contributed to Capital in Excess of Par.  In addition, during August 2006 we borrowed an additional $5,000 from the President of the Company and issued a convertible promissory note which accrues interest at 8% per annum, and is due in August 2008.  The note is convertible into 200,000 shares of common stock.  Accrued interest at December 31, 2007 totaled $539.

On October 23, 2007 the Board of Directors approved by written consent, a decrease in the authorized number of Common shares from 50,000,000 to 25,000,000 wherein all outstanding common shares were correspondingly decreased.  As a result of this reclassification and reverse stock split the number of issued and outstanding shares of the corporation decreased from Five Million Two Hundred Thousand shares (5,200,000) to Two Million Six Hundred Thousand (2,600,000) shares.  The par value of the common shares remained unchanged at $.001 per share.  This change in capital structure was effective November 11, 2007. This reclassification did not alter or change any preference or any relative right of the authorized preferred stock, none of which is outstanding.

The reverse stock split is reflected in all financial statements and management’s discussion and analysis or plan of operation presented.

Amendment of Articles of Incorporation: On February 22, 2008, pursuant to the written consent of shareholders holding a majority of the outstanding shares of Common Stock, the Company amended the Articles of Incorporation to increase the authorized capital from 25,000,000 shares of Common Stock to 100,000,000 shares of Common Stock.

In December 2007, the Company converted a $5,000 convertible note payable made in December 2005, along with accrued interest of $802, into 200,000 shares of common stock.

In June 2006 the Company converted a $5,000 convertible note payable made in February 2005, along with accrued interest of $548, into 200,000 shares of common stock.

In October 2006, the Company effected a 1 for 2.5 reverse stock split.  The reverse stock split is reflected in all financial statements and management’s discussion and analysis or plan of operation presented.

Liquidity and Capital Resources

At December 31, 2007 we had $774 in cash and have generated since inception a total of only $3,560 in revenue.    Since October 2005 we have suspended all operations and have declared the Company a public shell.  We currently intend to seek, investigate, and if warranted, acquire an interest in a business opportunity.

In December 2007, the Company converted a $5,000 convertible note payable made in December 2005, along with accrued interest of $802, into 200,000 shares of common stock.

During 2007 and 2006, a shareholder made advances to the Company of $72,500.   These advances are non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2007 is $5,235.  The shareholder advances at December 31, 2007 total $72,500.

We anticipate that our expenses will remain the same over the next twelve months due to ongoing accounting and legal fees relating to our status as a reporting company.  We estimate that resulting general and administrative expenses for the next twelve months will be approximately $21,000.  We also have current liabilities of $83,354.  As a result, we will need to raise approximately $110,000 to pay our debts and meet our ongoing financial needs for the forthcoming year.  We have primarily financed our operations through the sale of common stock, trade payables, shareholder advances, and notes payable.  In order to maintain our status as a public shell we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Plan of Operation

We expect to encounter significant difficulties in effectuating our business plan.  As of December 31, 2007, we have generated a total of $3,560 in revenue.  Because of our history of losses, lack of profitable operations and working capital deficit our auditors have expressed substantial doubt about our ability to continue as a going concern.

During the next twelve months we anticipate that our president, Neil Christiansen, will be actively pursuing other business opportunities.

Item 7.  Financial Statements

The response to this item is incorporated by reference to the financial statements beginning at page 14.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	72	President and Director	November, 1996

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007, the name and the number of shares of our Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 2,800,000 issued and outstanding shares of our Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.  The shares outstanding reflect a 10 for 1 forward stock split effected in February 2005, a 1 for 2.5 reverse stock split effected in October 2006, and a 1 for 2 reverse stock split effected in November 2007.

Name and Address	Number of Shares Beneficially Owned	% of Shares

Neil Christiansen (1) 901 East 7800 South Midvale, UT 84047	1,910,000	68.21%

Officers and Directors as a Group: 1 person	1,910,000	68.21%

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

During 2007 and 2006 Mr. Christiansen advanced to the Company a total of $72,500.   These advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.

In August 2006, Mr. Christiansen loaned the Company an additional $5,000 and was issued a convertible promissory note which accrues interest at 8% per annum, and is due in August 2008.  The note is convertible into 200,000 shares of common stock.

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

Reports on Form 8-K:

On November 11, 2007 the Company filed Form 8K, Item 5.03 Amendments to Articles of Incorporation or Bylaws.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,318 for fiscal year ended 2007 and $6,829 for fiscal year ended 2006. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 and $0 for fiscal years ended 2007 and 2006, respectively.  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2007 and consisted of tax compliance services and $0 for fiscal year ended 2006 and consisted of tax compliance services.  There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

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

Date: March 5, 2008

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2008

/s/ Neil Christiansen

Director

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

FREEDOM RESOURCES ENTERPRISES, INC.
[A Development Stage Company]

CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet, December 31, 2007	F-4

Statements of Operations, for the years ended
December 31, 2007 and 2006 and from inception
on November 6, 1996 through December 31, 2007	F-5

Statement of Stockholders’ Equity (Deficit), from
inception on November 6, 1996 through
December 31, 2007	F-6-F-7

Statements of Cash Flows, for the years ended
December 31, 2007 and 2006 and from inception
on November 6, 1996 through December 31, 2007	F-8-F-9

Notes to Financial Statements	F-10-F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FREEDOM RESOURCES ENTERPRISES, INC.

Midvale, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on November 6, 1996 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on November 6, 1996 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 5, 2008

Salt Lake City, Utah

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007
CURRENT ASSETS:
Cash	$774
Prepaid expense	1,416
Total Current Assets	2,190

PROPERTY AND EQUIPMENT, net	-

OTHER ASSETS:
Manuscripts and transcripts, net	-
Total Assets	$2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$5,215
Accrued taxes	100
Accrued interest – related party	539
Advances from a shareholder	72,500
Convertible portion convertible notes	5,000
Total Current Liabilities	83,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and
outstanding	2,800
Capital in excess of par value	77,112
Deficit accumulated during the
development stage	(161,076)
Total Stockholders' Equity (Deficit)	(81,164)
$2,190

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception on November 6,1996 Through December 31, 2007

	2007	2006
REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	14,330	14,205	117,894
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	14,330	14,205	159,027

LOSS BEFORE OTHER INCOME
(EXPENSE)	(14,330)	(14,205)	(155,467)

OTHER INCOME (EXPENSE):
Interest Income	-	-	1,216
Interest Expense – related party	(6,033)	(4,148)	(10,701)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(20,363)	(4,158)	(5,388)

LOSS BEFORE INCOME TAXES	(20,363)	(18,353)	(160,855)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(20,363)	(18,353)	(160,855)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(20,363)	$(18,353)	$(161,076)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting principle	-	-
Loss per common share	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2007

						Deficit Accumulated During the Development Stage

					Capital in Excess of Par Value
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, November 6, 1996	-	$-	-	$-	$-	$-

Issued 500,000 shares of common stock for cash of $2,500, or $.005 per share, November 1996	-	-	500,000	500	2,000	-

Net loss for the period ended December 31, 1996	-	-	-	-	-	(50

BALANCE, December 31, 1996	-	-	500,000	500	2,000	(50)

Issued 47,500 shares of common stock for cash of $9,500, or $.20 per share, August 1997	-	-	47,500	48	9,452	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(1,661)

BALANCE, December 31, 1997	-	-	547,500	548	11,452	(1,711)

Issued 202,500 shares of common stock for cash of $40,500, or $.20 per share, net of stock offering costs of $5,000, May and August 1998	-	-	202,500	202	35,298	-

Net loss for the year ended December 31, 1998	-	-	-	-	-	(4,942)

BALANCE, December 31, 1998	-	-	750,000	750	46,750	(6,653)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(2,243)

BALANCE, December 31, 1999	-	-	750,000	750	46,750	(8,896)

Net loss for the year ended December 31, 2000	-	-	-	-	-	(40,956)

BALANCE, December 31, 2000	-	-	750,000	750	46,750	(49,852)

Net loss for the year ended December 31, 2001	-	-	-	-	-	(15,669)

BALANCE, December 31, 2001	-	-	750,000	750	46,750	(65,521)

Net loss for the year ended December 31, 2002	-	-	-	-	-	(13,921)

BALANCE, December 31, 2002	-	-	750,000	750	46,750	(79,442)

 [Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996

THROUGH DECEMBER 31, 2007

[Continued]

						Deficit Accumulated During the Development Stage

					Capital in Excess of Par Value
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2002	-	-	750,000	750	46,750	(79,442)

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(20,946)

BALANCE, December 31, 2003	-	-	750,000	750	46,750	(100,388)

Issued 200,000 shares of common stock
on conversion of note payable,
September 2004	-	-	200,000	200	4,968	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(2,129)

BALANCE, December 31, 2004	-	-	950,000	950	51,718	(102,517)

Issued 1,450,000 shares of common stock
for cash of $7,250, or $.005 per share
September 2005	-	-	1,450,000	1,450	5,800	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(19,843)

BALANCE, December 31, 2005	-	-	2,400,000	2,400	57,518	(122,360)

Issued 200,000 shares of common stock
on conversion of note payable, June 2006	-	-	200,000	200	5348	-

Imputed interest on shareholder advances	-	-	-	-	3,409	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(18,353)

BALANCE, December 31, 2006	-	-	2,600,000	2,600	66,275	(140,713)

Issued 200,000 shares of common stock
on conversion of note payable,
December 2007	-		200,000	200	5,602	-

Imputed interest on shareholder advances	-	-	-	-	5,235	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(20,363)	-

BALANCE, December 31, 2007	-	$-	2,800,000	$2,800	$77,112	$(161,076)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		From Inception on November 6, 1996 Through December 31, 2007

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(20,363)	$(18,353)	$(161,076)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principal	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	6,037	3,957	9,994
Changes in assets and liabilities:
(Increase) in prepaid expense	(1,416)	-	(1,416)
Increase (decrease) in accounts payable	215	(48,571)	9,312
Increase(decrease) in accounts
payable – related party	-	(180)	-
Increase(decrease) in accrued taxes	-	-	100
(Decrease) in accrued interest – related party	(4)	191	707
Net Cash (Used) by Operating Activities	(15,531)	(62,956)	(120,796)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)
Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	-	59,750
Stock Offering Costs	-	-	(5,000)
Proceeds from issuance of note payable	-	5,000	20,000
Advance from a shareholder	12,500	60,000	72,500
Net Cash Provided by Financing Activities	12,500	65,000	147,250

Net Increase (Decrease) in Cash	(3,031)	2,044	774

Cash at Beginning of Period	3,805	1,761	-

Cash at End of Period	$774	$3,805	$774

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2007:

During the year ended December 31, 2007, a shareholder made advances to the Company of $12,500.   These advances are non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2007 is $5,235.

In December 2007, the Company issued 200,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $802.

For the Year Ended December 31, 2006:

In June 2006, the Company issued 200,000 shares of common stock on conversion of a note payable of $5,000 with accrued interest of $548.

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

Revenue Recognition - The Company’s revenue has come from the sale of items where the Company acted as an agent.  The Company recognizes revenue when the product is delivered.  The Company records revenues generated by the sale of items that the Company produces or purchases as inventory on the gross basis.  On a gross basis, the entire sale amount is recorded as revenue.  The Company records revenue generated by the sale of items where the Company only acts as an agent or when the Company has no risk of loss on the net basis.  The Company records revenue generated by Internet sales utilizing third party websites on the net basis.  On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

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

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued.  SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

Restatement – In November 2007, the Company approved a 1 for 2 reverse stock split.  In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have been restated to reflect these reverse stock splits.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:
December 31,
2007

Office equipment	$1,742
Less: Accumulated depreciation	(1,742)
$0

Depreciation expense for the years ended December 31, 2007 and 2006 was $0 and $0, respectively.

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
2007

Manuscripts, transcripts, etc.	$23,650

Less: Accumulated amortization	(2,365)
Less: Loss on impairment	(21,285)
$-

Amortization expense for the years ended December 31, 2007 and 2006 was $0 and $0, respectively.

NOTE 4 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At December 31, 2007, accrued interest amounted to $539.

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 200,000 shares of common stock.

In December 2007, the Company converted a $5,000 note payable made in December 2005, along with accrued interest of $802, into 200,000 shares of common stock.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [CONTINUED]

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined and by the Board of Directors.   At December 31, 2007 there were 2,800,000 shares issued and outstanding.

During November 1996, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $2,500 (or $.005 per share).

During August 1997, the Company issued 47,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $9,500 (or $.20 per share).

During May and August 1998, the Company issued 202,500 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $40,500 (or $.20 per share).  Stock offering costs of $5,000 were offset against the proceeds.

In September 2004, the Company issued 200,000 shares of its previously authorized but unissued common stock on conversion of a note payable of $5,000 with accrued interest of $168.

In February 2005, the Company approved a 10 – for – 1 forward stock split.  The financial statements have been restated, for all periods presented, to reflect this stock split.

In September 2005, the Company issued 1,450,000 shares of its previously authorized but unissued common stock.  Total proceeds from the sale of stock amounted to $7,250 (or $.005 per share).   The shares were issued to the President and Director of the Company for cash.

In June 2006, the Company converted a $5,000 note payable made in February 2005, along with accrued interest of $548, into 200,000 shares of common stock.

In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have been restated to reflect the reverse stock split.

In November 2007, the Company approved a 1 for 2 reverse stock split.  The financial statements have been restated to reflect the reverse stock split.

In December 2007, the Company converted a $5,000 note payable made in December 2005, along with accrued interest of $802, into 200,000 shares of common stock.

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2007, no options have been issued under the Plan. On February 20, 2008 the Board of Directors extinguished the plan.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – During 2007 and 2006, an officer/shareholder of the Company advanced $72,500 to the Company.  At December 31, 2007 and December 31, 2006, the Company owed $72,500 and $60,000, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  For the years ended December 31, 2007 and 2006, respectively, the Company imputed interest expense of $5,235 and $3,409.  The imputed interest has been contributed to Capital in Excess of Par.

Convertible Note Payable – In August 2006, the Company has issued convertible notes payable to a shareholder of the Company [See Note 4].

Management Compensation - The Company has not paid any compensation to its officers and directors.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Marketing Agreement - The Company had a marketing agreement with Life Discovery Institute, an organization that is owned and operated by the Company’s president [See Note 8].

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

The Company has available at December 31, 2007, unused operating loss carryforwards of approximately $137,000 which may be applied against future taxable income and which expire in various years through 2027.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $46,600 and $ 39,800 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $6,800 during the year ended December 31, 2007.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2007	2006

Loss from continuing operations available
to common shareholders (numerator)	$(20,363)	$(18,353)

Cumulative effect of change in accounting
principle (numerator)	$-	$-

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	2,601,664	2,501,918

At December 31, 2007, the Company had notes payable convertible to 200,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

NOTE 12 – SUBSEQUENT EVENTS

In March 2008, the Company amended its Articles of Incorporation to increase the authorized Common Stock from 25,000,000 to 100,000,000 shares.  The Balance Sheet has been restated to reflect this change.

In February 2008, the Board of Directors approved and restated the By-laws of the Company and rescinded the Stock Option plan adopted in 1997.  [See Note 5].