Form 10-Q
period 2008-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-04-08
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East 7800 South	84047
(Address of principal executive offices)	(Zip Code)

(801) 566-5931
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  2,800,000

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FREEDOM RESOURCES ENTERPRRISES, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

		Page
PART I.	Financial Information	3
	Item 1. Unaudited Condensed Financial Statements	4

	Unaudited Condensed Balance Sheets – March 31, 2008 and December 31, 2007	6

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from inception on November 6, 1996 through March 31, 2008	7

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from inception on November 6, 1996 through March 31, 2008	8

	Notes to Unaudited Condensed Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	13

	Item 4T. Controls and procedures	14

PART II	Other Information	14

	Item 1. Legal Proceedings	14

	Item 1A. Risk Factors	14

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3. Defaults Upon Senior Securities	16

	Item 4. Submission of Matters to a Vote of Security Holders	16

	Item 5. Other Information	16

	Item 6. Exhibits and Reports on Form 8-K	17

	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets,
March 31, 2008 and December 31, 2007	6

Unaudited Condensed Statements of Operations,
for the three months ended March 31, 2008
and 2007 and from inception on November 6,
1996 through March 31, 2008	7

Unaudited Condensed Statements of Cash Flows,
for the three months ended March 31, 2008
and 2007 and from inception on November 6,
1996 through March 31, 2008	8

Notes to Unaudited Condensed Financial Statements	9

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$132	$774
Prepaid expense	-	1,416
Total Current Assets	132	2,190

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-
Total Assets	$132	$2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$15,073	$5,215
Accrued taxes	-	100
Accrued interest – related party	639	539
Advances from a shareholder	72,500	72,500
Current portion convertible notes	5,000	5,000
Total Current Liabilities	93,212	83,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	78,562	77,112
Deficit accumulated during the
development stage	(174,442)	(161,076)
Total Stockholders' Equity (Deficit)	(93,080)	(81,164)

	$132	$2,190

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on November 6, 1996 Through March 31,

	2008	2007	2008
REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	11,816	5,849	129,710
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285
Total Expenses	11,816	5,849	170,843

LOSS BEFORE OTHER INCOME (EXPENSE)	(11,816)	(5,849)	(167,283)

OTHER INCOME (EXPENSE):
Interest income	-	-	1,216
Interest expense – related party	(1,550)	(1,401)	(12,251)
Gain on settlement of debt	-	-	4,097
Total Other Income (Expense)	(1,550)	(1,401)	(6,938)

LOSS BEFORE INCOME
TAXES	(13,366)	(7,250)	(174,221)

CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(13,366)	(7,250)	(174,221)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(13,366)	$(7,250)	$(174,442)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting
principle	-	-
Loss per common
share	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended		From Inception on November 6, 1996 Through March 31,

	March 31,	March 31,
Cash Flows from Operating Activities:	2008	2007	2008
Net loss	$(13,366)	$(7,250)	$(174,442)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Noncash expenses	1,450	1,201	11,444
Changes in assets and liabilities:
Increase (decrease) in accounts payable	9,858	-	19,170
Increase (decrease) in accrued taxes	(100)	(100)	-
Increase in accrued interest – related party	100	200	807
Decrease in prepaid expense	1,416	-	-
Net Cash Provided (Used) by Operating Activities	(642)	(5,949)	(121,438)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)
Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	-	5,000	72,500
Net Cash Provided by Financing Activities	-	5,000	147,250

Net Increase (Decrease) in Cash	(642)	(949)	132

Cash at Beginning of Period	774	3,805	-

Cash at End of Period	$132	$2,856	$132

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three months ended March 31, 2008:
The Company imputed interest on advances, which totaled $1,450. The amount was contributed to capital by a related party.
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2008 and the results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At March 31, 2008, accrued interest amounted to $639.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2008.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At March 31, 2008 there were 2,800,000 shares issued and outstanding.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – During 2007 and 2006, an officer/shareholder of the Company advanced $72,500 to the Company. At March 31, 2008 and December 31, 2007 the Company owed $72,500 and $72,500, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the three month period ended March 31, 2008 and 2007, respectively, the Company imputed interest expense of $1,450 and $1,201. The imputed interest has been contributed to Capital in Excess of Par.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,

	2008	2007
Loss from continuing operations available to
common Shareholders (numerator)	$(13,366)	$(7,250)

Cumulative effect of change in
accounting principle (numerator)	$-	$-

Weighted average number of common shares
outstanding used in loss per share for the
period (denominator)	2,800,000	2,600,000

At March 31, 2008, the Company had notes payable convertible to 200,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented; as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consists of an audiotape and a workbook. The workshops are sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of March 31, 2008, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Three Month Period Ended March 31, 2008 and 2007

Our revenues since inception total $3,560 and we have a cumulative net loss of $174,442 from inception through March 31, 2008.  Our revenues for the three months ending March 31, 2008 were $0 compared to $0 for the same period in 2007. For the three months ending March 31, 2008 net loss was $13,366 compared to $7,250 for the same period in 2007.  Expenses during the three months ended March 31, 2008, consisted of $11,816 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $5,849 in general and administrative expenses.  The Company has one $5,000 convertible promissory note issued to a shareholder.  Accrued interest on the notes totaled $639 and 743 for the three months ended March 31, 2008 and 2007, respectively.  Interest expense during the three months ending March 31, 2008 and 2007 was $1,550 and $1,401, respectively.

As of March 31, 2008 our total assets were $132 consisting of cash.  Total liabilities at March 31, 2008 are $93,212 consisting of $15,073 in accounts payable, $639 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $72,500.  The shareholder advances bear no interest, are due on demand, and were made by the President of the Company; however, the Company is imputing interest at 8% per annum.  During the three months ended March 31, 2008 and 2007, respectively, the Company imputed interest expense of $1,450 and $1,201.

Liquidity and Capital Resources

At March 31, 2008 we had $132 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $14,000.  At March 31, 2008 we also had total liabilities of $93,212.  As a result, we will need to generate up to $108,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

No legal proceedings are threatened or pending against Freedom Resources Enterprises, Inc., or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Freedom Resources Enterprises, Inc., or have any material interests in actions that are adverse our own.

Item 1A.

Risk Factors

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

-

is not listed on a national securities exchange or Nasdaq;

-

is listed in "pink sheets" or on the NASD OTC Bulletin Board;

-

has a price per share of less than $5.00; and

-

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

- determination of the purchaser's investment suitability;

- delivery of certain information and disclosures to the purchaser; and

- receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell or issue any securities during the period covered by this report.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

On February 22, 2008, our Board of Directors approved an amendment to our Articles of Incorporation to effect an increase in our authorized capital stock to 100,000,000 shares of Common Stock.  On February 22, 2008, holders of a majority of our outstanding Common Stock (68%) as of the Record Date approved the amendment to our Articles of Incorporation to effect an increase in the authorized capital of the Company to 100,000,000.  Complete details regarding the amendment can be viewed in our 14C Information Statement filed with the Securities and Exchange Commission on March 4, 2008.

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

On February 20, 2008 the Company filed Form 8-K to report that the Company Amended and Restated the Bylaws of the Company.  The Amended and Restated Bylaws replace in their entirety the Company’s existing Bylaws. The Board adopted the Amended and Restated Bylaws to update the Original Bylaws for changes in, and to conform with, Nevada law, to make certain administrative changes, to eliminate certain ambiguities and to, among other things:

To change the manner of the calling of special stockholder meetings so that such meetings may be called by the chairman of the board, in addition to the president, the board of directors and shareholders owning not less than one-tenth of the shares entitled to vote at a meeting;

To eliminate provisions limiting voting to one vote per share;

To  reduce the number of shares constituting a quorum for meetings of shareholders from a majority to one-third;

To clarify procedures relating to the powers and responsibilities of committees of the Board of Directors and administrative provisions relating to committees of the Board of Directors;

To clarify procedures for officers and directors to resign;

To eliminate a provision requiring action by shareholders by consent to be signed by all stockholders entitled to vote on the matter;

To create the office of chairman of the board and outlining the duties and responsibilities of such office;

To clarify the office of president as chief executive officer of the Company, unless otherwise designated by the board;

To clarify the coverage for mandatory indemnification for officers and directors of the Company and eliminating such mandatory coverage for employees;

To provide for the mandatory advancement of expenses relating to indemnification provided the Company receives an undertaking to repay such expenses in certain circumstances; and

To provide for the Company to be able to issue uncertificated shares so that they can be eligible to participate in a direct registration program.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

3.01 3.02	Articles of Incorporation Amended Articles of Incorporation	14C Information Statement filed 3-4-08***
3.03	By-Laws	Form 10-SB filed 5-11-01*

3.04	Amended and Restated By-Laws	Form 8-K filed 2-20-08*

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

99	Stock Option Plan	Form 10-SB filed 5-11-01*

* Incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on May 11, 2001.

** Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 20, 2008.

*** Incorporated by reference to the 14C Information Statements filed with the Securities and Exchange Commission on March 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.
(Registrant)

Date: April 7, 2008	/s/ Neil Christiansen
Chief Executive Officer
Chief Financial Officer