Form 10KSB/A
period 2007-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-04-21
CIK 1045390

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ; No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the report on Form 10-KSB for the year ended December 31, 2007, is to include disclosure of information required pursuant to Regulation S-B and Form 10-KSB which was inadvertently omitted from the original annual report filed on March 7, 2008.  In addition, certain language in the certification required pursuant to Rule 13a-14(a) was inadvertently omitted in the original filing and has been corrected in this amended report.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 7, 2007.

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

Item 3.  Legal Proceedings

No legal proceedings are reportable pursuant to this item.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.  Subsequent thereto, the Company took the following action pursuant to shareholder approval:

Amendment of Articles of Incorporation: On February 22, 2008, pursuant to the written consent of shareholders holding a majority of the outstanding shares of Common Stock, the Company amended the Articles of Incorporation to increase the authorized capital from 25,000,000 shares of Common Stock to 100,000,000 shares of Common Stock.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "FRDR".  As of March 1, 2008, we had approximately 50 shareholders holding 2,800,000 shares of common stock.

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

Jan. 3 Thru Mar. 30	NONE	NONE	NONE	NONE

Apr. 2 Thru June 29	NONE	NONE	NONE	NONE

Jul. 2 Thru Sep. 28	NONE	NONE	NONE	NONE

Oct. 1 Thru Nov. 14	NONE	NONE	NONE	NONE

Nov. 15 Thru Dec. 31.10		.10	NONE	NONE

2006

June 9 (first available) Thu June 30	NONE	NONE	NONE	NONE

July 3 Thru Sept. 29.10		.06	NONE	NONE

Oct 2 Thru Nov. 14.10		.10	NONE	NONE

Nov. 15 Thru Dec. 29	NONE	NONE	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

At March 1, 2008, we had 50 shareholders of record as reported to us by our transfer agent.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as our transfer agent for our common stock.

Dividends

We have not paid any dividends upon our Common Stock since inception and do not contemplate paying any dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Equity Compensation Plan Information

The following table sets forth as of the most recent fiscal year ended December 31, 2007, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
Securities
remaining available
for future issuance
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	-average	plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options	options	reflected in column
	and warrants	and warrants	(a) and (b)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	750,000	$0	750,000	(1)
Equity compensation plans not approved by security holders	0		0
Total	750,000	$0	750,000

(1) During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board was empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board could determine, at the time of the grant, vesting provisions of the grant and whether the options would qualify as incentive stock options under section 422 of the Internal Revenue Code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  On February 20, 2008, the Board of Directors extinguished the plan.

Purchases of Equity Securities

There were no purchases made during the fourth quarter ended December 31, 2007, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company’s Common Stock.

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

Amendment of Articles of Incorporation: Subsequent to the date of this annual report, on February 22, 2008, pursuant to the written consent of shareholders holding a majority of the outstanding shares of Common Stock, the Company amended the Articles of Incorporation to increase the authorized capital from 25,000,000 shares of Common Stock to 100,000,000 shares of Common Stock.

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

During the next twelve months we anticipate that our president, Neil Christiansen, will be actively pursuing other business opportunities. Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off Balance Sheet Arrangements

During the years ended December 31, 2007 and 2006, we did not engage in any off-balance sheet arrangements.

Item 7.  Financial Statements

The response to this item is incorporated by reference to the financial statements beginning at page 16.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.  An unavoidable weakness in the Company’s disclosure controls and procedures would be that the principal executive officer and principal financial officer are the same individual, not allowing for checks and balances.  Since the Company is a shell company, management does not feel that this has a material effect on the accuracy and completeness of our financial reporting and disclosure included in this annual report.

(c)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, position and office term of the sole executive officer and director of the Company.

Name	Age	Position	Since
Neil Christiansen	72	President and Director	November, 1996

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.  Set forth below is certain biographical information regarding our sole executive officer and director:

Neil Christiansen, President and Director.  Following his college graduation, Mr. Christiansen worked in secondary education as a teacher and administrator until entering the business world in 1965, when he founded Heartland Realty in Salt Lake City, Utah.  From 1976 to 1982, he served as the Republican State Chairman for Utah.  In 1983, he became the founding director of Search for Common Ground, a Washington, D.C. based organization established to engage leaders in the Soviet and U.S. governments and business in meaningful dialogue.  From 1984 to 1986, he coordinated the international acquisition, shipment, and distribution of multiple speed cassette copiers into various parts of the Soviet Union for The Door of Hope.  In 1986, Mr. Christiansen founded Free Indeed, a foundation dedicated to developing personal growth programs.  Since 1998, he has been self-employed, devoting his time to research, publishing curricula, leading seminars and directing self-improvement workshops and conferences.

Audit Committee

The Company has no audit committee.  Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our company.  Our sole director is not an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Compliance With Section 16(a) of the Exchange Act

At the time of filing of this Form 10-KSB, the Company has reviewed the information necessary to ascertain, and has determined that, Item 405 disclosure is not expected to be contained in this Part III of the Company’s Form 10-KSB or incorporated by reference.

Code of Ethics

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct which can be viewed as an exhibit to our Form 10-KSB which was filed March 31, 2003.

Change in Control

There are no changes to our procedures by which security holders may recommend nominees to our board of directors.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Neil Christiansen	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any executive officer of the Company which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Equity Awards

As of December 31, 2007, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Christiansen, the sole executive officer of the Company during 2007.

Compensation of Directors

During the year ended December 31, 2007, there was no compensation paid to or earned by Mr. Christiansen, the sole director of the Company during 2007.  There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

Stock Option Plan

During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2007, no options have been issued under the Plan. Subsequent to the date of this annual report, on February 20, 2008 the Board of Directors extinguished the plan.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

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

    (1) Officer and/or director.

Management of the Company anticipates that a change of control will occur when a new business venture is acquired.  The business plan of the Company is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity, in this case the Company.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in the Company, thus effecting a change in control of the Company.

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

In August 2006, Mr. Christiansen loaned the Company an additional $5,000 and was issued a convertible promissory note which accrues interest at 8% per annum and is due in August 2008.  The note is convertible into 200,000 shares of common stock at his option.

Item 13.  Exhibits

SEC Ref. No	Title of Document	Location

3(i)	Amended Articles of Incorporation	*

3(ii)	By Laws	**

10	Note payable - Christiansen	Attached

14	Code of Ethics	***

31	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
	of the Securities Exchange Act of 1934, as amended	Attached

32	Certification of the Principal Executive Officer pursuant to
U.S.C. Section 1350 as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002****	Attached

99	1997 Stock Option Plan	**

* Filed as an Exhibit with the 14C Information Statement which was filed March 4, 2008, and is incorporated herein by reference.

** Filed as an Exhibit on Form 10-SB which was filed May 11, 2001, and is incorporated herein by reference.

*** Filed as an Exhibit on Form 10-KSB which was filed March 31, 2003, and is incorporated herein by reference.

**** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: April 21, 2008

/s/ Neil Christiansen

CEO and Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 21, 2008

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