Form 10-Q/A
period 2008-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-04-28
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes  ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  22,413,675

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Explanatory Note:  The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended March 31, 2008, is to include disclosure of information required pursuant to Regulation S-B and Form 10-Q which was inadvertently omitted from the original annual report filed on April 8, 2008.  In addition, certain language in the certification required pursuant to Rule 13a-14(a) was inadvertently omitted in the original filing and has been corrected in this amended report.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended March 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on April 8, 2008.

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

			Page
PART I.		Financial Information	4

	Item 1	Unaudited Condensed Financial Statements	5

		Unaudited Condensed Balance Sheet – March 31, 2008 and December 31, 2007	7

		Unaudited Condensed Statements of Operations for the three months ended March 31, 2008 and 2007, and from inception on November 6, 1996 through March 31, 2008	8

		Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from inception on November 6, 1996 through March 31, 2008	9

		Notes to Unaudited Condensed Financial Statements	10

	Item 2	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	12

	Item 4T	Controls and procedures	15

PART II.		Other Information

	Item 4	Submission of Matters to a Vote of Security Holders.	16

	Item 6	Exhibits.	16

		Signatures	17

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets, March 31, 2008 and December 31, 2007	7

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2008 and 2007 and from inception on November 6, 1996 through March 31, 2008	8

Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2008and 2007 and from inception on November 6,1996 through March 31, 2008	9

Notes to Unaudited Condensed Financial Statements	10

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		From Inception
	Months Ended		on November 6,
	March 31,		1996 Through
	2008	2007	2008

REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	11,816	5,849	129,710
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	11,816	5,849	170,843

LOSS BEFORE OTHER INCOME (EXPENSE)	(11,816)	(5,849)	(170,843)

OTHER INCOME (EXPENSE):
Interest income	-	-	1,216
Interest expense – related party	(1,550)	(1,401)	(12,251)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(1,550)	(1,401)	(6,938)

LOSS BEFORE INCOME
TAXES	(13,366)	(7,250)	(174,221)

CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(13,366)	(7,250)	(174,221)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(13,366)	$(7,250)	$(174,442)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)
Change in accounting principle	-	-

Loss per common share	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three		From Inception
	Months Ended		on November 6,
	March 31,		1996 Through
			March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(13,366)	$(7,250)	$(174,442)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non cash expenses	1,450	1,201	11,444
Changes in assets and liabilities:
Increase (decrease) in accounts payable	9,858	-	19,170
Increase (decrease) in accrued taxes	(100)	(100)	-
Increase in accrued interest – related party	100	200	807
Decrease in prepaid expense	1,416	-	-

Net Cash Provided (Used) by Operating Activities	(642)	(5,949)	(121,438)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	-	5,000	72,500

Net Cash Provided by Financing Activities	-	5,000	147,250

Net Increase (Decrease) in Cash	(642)	(949)	132

Cash at Beginning of Period	774	3,805	-

Cash at End of Period	$132	$2,856	$132

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Three Month Period Ended March 31, 2008 and 2007

Our revenues since inception total $3,560 and we have a cumulative net loss of $170,955 from inception through March 31, 2008.  Our revenues for the three months ending March 31, 2008 were $0 compared to $0 for the same period in 2007. For the three months ending March 31, 2008 net loss was $13,366 compared to $7,250 for the same period in 2007. Expenses during the three months ended March 31, 2008, consisted of $11,816 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $5,849 in general and administrative expenses.  The Company has one $5,000 convertible promissory note issued to a shareholder.  Accrued interest on the notes totaled $639 and 239 for the three months ended March 31, 2008 and 2007, respectively.

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

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 6.

Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.
(Registrant)

Date: April 25, 2008	/s/ Neil Christiansen
Chief Executive Officer
Chief Financial Officer