Form 10-Q
period 2008-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-07-09
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East 7800 South, Midvale, Utah	84047
(Address of principal executive offices)	(Zip Code)

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

☒   Yes   ☐   No

As of July 3, 2008, the Registrant had outstanding 2,800,000 shares of Common Stock.

FREEDOM RESOURCES ENTERPRRISES, INC.

FORM 10-Q

June 30, 2008

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2008 and

December 31, 2007

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and from inception on November 6, 1996 through June 30, 2008

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and from inception on November 6, 1996 through June 30, 2008

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Item 4T.  Controls and procedures

		4 5 6 7 9 11 12 12
PART II.	Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits.	13 14
	Signatures	15

PART I.

Financial Information

Item 1.  Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2008 and December 31, 2007

5

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2008

and 2007 and from inception on November 6,

1996 through June 30, 2008

6

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and from inception on November 6,

1996 through June 30, 2008

7

—

Notes to Unaudited Condensed Financial Statements

9 - 10

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$208	$774
Prepaid expense	-	1,416

Total Current Assets	208	2,190

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$208	$2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,000	$5,215
Accrued taxes	-	100
Accrued interest – related party	739	539
Advances from a shareholder	90,000	72,500
Current portion convertible notes	5,000	5,000

Total Current Liabilities	100,739	83,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	80,104	77,112
Deficit accumulated during the
development stage	(183,435)	(161,076)

Total Stockholders' Equity (Deficit)	(100,531)	(81,164)

	$208	$2,190

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three		For the Six		From Inception
	Months Ended		Months Ended		on November 6,
	June 30,		June 30,		1996 Through
					June 30,
	2008	2007	2008	2007	2008
REVENUE	$-	$-	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	7,351	2,211	19,167	8,060	137,061
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	7,351	2,211	19,167	8,060	178,194

LOSS BEFORE OTHER INCOME
(EXPENSE)	(7,351)	(2,211)	(19,167)	(8,060)	(174,634)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(1,642)	(1,500)	(3,192)	(2,901)	(13,893)
Gain on settlement of debt	-	-	-	-	4,097

Total Other Income (Expense)	(1,642)	(1,500)	(3,192)	(2,901)	(8,580)

LOSS BEFORE INCOME TAXES	(8,993)	(3,711)	(22,359)	(10,961)	(183,214)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(8,993)	(3,711)	(22,359)	(10,961)	(183,214)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(8,993)	$(3,711)	$(22,359)	$(10,961)	$(183,435)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)	$(.00)	$(.01)	$(.00)
Change in accounting principle	-	-	-	-

Loss per common share	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE
COMMON SHARES	2,800,000	2,600,000	2,800,000	2,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six		From Inception
	Months Ended		on November 6,
	June 30,		1996 Through
			June 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(22,359)	$(10,961)	$(183,435)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	2,992	2,500	13,154
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(215)	2,037	9,097
Increase (decrease) in accrued taxes	(100)	(100)	-
Increase in accrued interest – related party	200	400	739
Decrease in prepaid expense	1,416	-	-

Net Cash Provided (Used) by Operating Activities	(18,066)	(6,124)	(138,862)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	17,500	5,000	90,000

Net Cash Provided by Financing Activities	17,500	5,000	164,750

Net Increase (Decrease) in Cash	(566)	(1,124)	208

Cash at Beginning of Period	774	3,805	-

Cash at End of Period	$208	$2,681	$208

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS [Continued]

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2008:

The Company imputed interest on advances, which totaled $2,992. The amount was contributed to capital by a related party.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at June 30, 2008 and the results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At June 30, 2008, accrued interest amounted to $739.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at June 30, 2008.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At June 30, 2008 there were 2,800,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder –  During 2007 and 2006, and in June 2008 shareholders of the Company advanced $90,000 to the Company.  At June 30, 2008 and December 31, 2007 the Company owed $90,000 and $72,500, respectively, to the shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the six month period ended June 30, 2008 and 2007, respectively, the Company imputed interest expense of $2,992 and $2,500. The imputed interest has been contributed to Capital in Excess of Par.

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

Plan of Operations

We had no operations or revenue during the six months ended June 30, 2008. Due to this, we realized a net loss. We do not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until we acquire an interest in an operating company. We are a shell company and are seeking potential business acquisitions or opportunities to enter into in an effort to recommence business operations. We have been engaged in preliminary discussions with, and have commenced preliminary due diligence on, a potential target company. We have retained counsel to assist management in the acquisition process and have prepared a draft letter of intent in connection with these preliminary discussions. However, the draft letter of intent has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can any assurance be given that we will ever consummate any such transaction.

We do not have sufficient cash to meet our operational needs for the next twelve months. Management’s plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless we can obtain additional financing, our ability to continue as a going concern during the next twelve-month period is doubtful. Our need for capital may change dramatically if and during that period we acquire an interest in a business opportunity.

Our current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, we have no binding understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. However, we have incurred losses since our inception, and have no on-going operations. These factors raise substantial doubt about the ability of the company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans and/or through additional sales of our Common Stock. There is no assurance that we will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Six Month Periods Ended June 30, 2008 and 2007

Our revenues since inception total $3,560 and we have a cumulative net loss of $183,435 from inception through June 30, 2008. Our revenues for the six months ending June 30, 2008 were $0 compared to $0 for the same period in 2007. For the six months ending June 30, 2008, net loss was $22,359 compared to $10,961 for the same period in 2007. Expenses during the six months ended June 30, 2008, consisted of $19,167 in general and administrative expense and $0 in depreciation and amortization. Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $8,060 in general and administrative expenses. We have one $5,000 convertible promissory note issued to our President. Accrued interest on the note totaled $739 and $339 for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, our total assets were $208 consisting of cash. Total liabilities at June 30, 2008, are $100,739 consisting of $5,000 in accounts payable, $739 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $90,000. The shareholder advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the six months ended June 30, 2008 and 2007, respectively, the Company imputed interest expense of $2,992 and $2,500.

Liquidity and Capital Resources

At June 30, 2008, we had $208 in cash and had had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $16,000. At June 30, 2008, we also had total liabilities of $100,739. As a result, we will need to generate up to $116,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2008, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we have elected not to provide the information required by this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our sole officer, Neil Christiansen, has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during the quarter ended June 30, 2008.  However, we have issued the following convertible promissory notes and shares of common stock which have not been reported in prior reports:

•

On or about April 9, 2004, we issued a convertible promissory note evidencing a loan of $5,000 to us by Sparrow, Inc., an entity owned and controlled by Steven L. White.  The note was convertible into 200,000 shares of common stock and on or about October 9, 2004, the note was converted into the 200,000 common shares.  The note and shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering and Section 3(a)(9) as an exchange of an outstanding security.  The note was exchanged by the note holder with us without any commission or other remuneration paid directly or indirectly for such exchange.  Sparrow, Inc. was a non-accredited investor as defined in Rule 501 of Regulation D at the time of the loan transaction and the note conversion transaction.  Mr. White represented that he was familiar with the business, history, and operations of our company and had received copies of our latest annual report and each subsequent quarterly and other report filed by us with the SEC.  Sparrow, Inc. delivered appropriate investment representations with respect to the issuance of the note and the shares and consented to the imposition of restrictive legends.  Sparrow, Inc. did not enter into either transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Mr. White was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of each transaction.  No underwriting discounts or commissions were paid in connection with either the note or the conversion transaction.

•

On or about February 15, 2005, we issued a second convertible promissory note evidencing another loan of $5,000 to us by Sparrow, Inc., an entity owned and controlled by Steven L. White.  The note was convertible into 200,000 shares of common stock and on or about June 28, 2006, the note was converted into the 200,000 common shares.  One half of the shares were purchased from Sparrow, Inc. at the time of conversion by 1st Zamora Corp.  The note and shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering and Section 3(a)(9) as an exchange of an outstanding security.  The note was exchanged by the note holder with us without any commission or other remuneration paid directly or indirectly for such exchange.  Sparrow, Inc. was a non-accredited investor as defined in Rule 501 of Regulation D at the time of loan transaction and the note conversion transaction and 1st Zamora Corp. was an accredited investor at the time of the stock issuance to it.  Mr. White represented that he was familiar with the business, history, and operations of our company and had received copies of our latest annual report and each subsequent quarterly and other report filed by us with the SEC.  Sparrow, Inc. and 1st Zamora Corp. delivered appropriate investment representations with respect to the issuance of the note and the shares and consented to the imposition of restrictive legends.  Neither Sparrow, Inc. nor 1st Zamora Corp. entered into either transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Mr. White and representatives of 1st Zamora Corp. were also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of each transaction.  No underwriting discounts or commissions were paid in connection with either the note or the conversion transaction.

•

On or about December 27, 2005, we issued a third convertible promissory note evidencing another loan of $5,000 to us by Sparrow, Inc., an entity owned and controlled by Steven L. White.  The note was convertible into 200,000 shares of common stock.  On or about June 30, 2007, Sparrow, Inc. sold the note.  The note was issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering.  Sparrow, Inc. was a non-accredited investor as defined in Rule 501 of Regulation D at the time of the issuance of the note.  Mr. White represented that he was familiar with the business, history, and operations of our company and had received copies of our latest annual report and each subsequent quarterly and other report filed by us with the SEC.  Sparrow, Inc. delivered appropriate investment representations with respect to the issuance of the note and consented to the imposition of restrictive legends.  Sparrow, Inc. did not enter into the loan transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Mr. White was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the note transaction.

•

On or about June 30, 2007, three persons purchased percentage interests in the promissory note issued to Sparrow, Inc. on December 27, 2005.  These persons converted their percentage interests in the note on December 28, 2007, and we issued 100,000 shares to 1st Orion Corp., 75,000 shares to Christy Nemelka, and 25,000 shares to Truam-Urlaub, Inc.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering and Section 3(a)(9) as an exchange of an outstanding security.  Each note was exchanged by the note holder with us without any commission or other remuneration paid directly or indirectly for such exchange.  Each of these parties was an accredited investor as defined in Rule 501 of Regulation D at the time of the conversion.  Each party delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of restrictive legends.  None of the parties entered into the conversion transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each party was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the conversion transaction.  No underwriting discounts or commissions were paid in connection with the conversion transaction.

•

On or about August 25, 2006, we issued a convertible promissory note evidencing a loan of $5,000 to us by Neil Christiansen, our sole officer and director.  The note is convertible into 200,000 shares of common stock.  The note was issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof as a transaction by an issuer not involving any public offering.  Mr. Christiansen was an accredited investor as defined in Rule 501 of Regulation D at the time of the loan and the issuance of the note.  He delivered appropriate investment representations with respect to the issuance of the note and consented to the imposition of restrictive legends.  He did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  No underwriting discounts or commissions were paid in connection with the note.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal	Attached
Financial Officer pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial	Attached
Officer pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: July ____, 2008

By  /s/ Neil Christiansen

     Neil Christiansen, President

    (Chief Executive Officer and Principal Financial Officer)