Form 10-Q/A
period 2008-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-07-09
CIK 1045390

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

Explanation

The original quarterly report on Form 10-Q for the period ended June 30, 2008, filed with the Commission on July 9, 2008, (the “Original Report”) inadvertently omitted the designation of the date the Original Report and the certifications were signed by the designated officer.  The purpose of this amendment is to include these dates on the signature page for this amended report and on each of the certifications.  Except for the insertion of these dates, no other changes have been made to the Original Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

Date: July 9, 2008

By  /s/ Neil Christiansen

     Neil Christiansen, President

    (Chief Executive Officer and Principal Financial Officer)