Form 10-Q
period 2008-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2008-10-30
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of October 3, 2008, the Registrant had outstanding 2,800,000 shares of Common Stock.

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

September 30, 2008

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – September 30, 2008 and December 31, 2007

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and from inception on November 6, 1996 through September 30, 2008

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and from inception on November 6, 1996 through September 30, 2008

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Item 4T.  Controls and procedures

		4 5 6 7 9 11 12 12
PART II.	Other Information Item 6. Exhibits.	13 13
	Signatures	13

PART I.

Financial Information

Item 1.  Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

September 30, 2008 and December 31, 2007

5

—

Unaudited Condensed Statements of Operations,

for the three and nine months ended September 30, 2008

and 2007 and from inception on November 6,

1996 through September 30, 2008

6

—

Unaudited Condensed Statements of Cash Flows,

for the nine months ended September 30, 2008

and 2007 and from inception on November 6,

1996 through September 30, 2008

7

—

Notes to Unaudited Condensed Financial Statements

9 - 10

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$1,028	$774
Prepaid expense	-	1,416

Total Current Assets	1,028	2,190

PROPERTY AND EQUIPMENT, net	-	-
OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$1,028	$2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,000	$5,215
Accrued taxes	-	100
Accrued interest – related party	839	539
Advances from a shareholder	102,500	72,500
Current portion convertible notes	5,000	5,000

Total Current Liabilities	113,339	83,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	81,938	77,112
Deficit accumulated during the
development stage	(197,049)	(161,076)

Total Stockholders' Equity (Deficit)	(112,311)	(81,164)

	$1,028	$2,190

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception On November 6, 1996 Through September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	11,680	1,955	30,847	10,015	148,741
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	11,680	1,955	30,847	10,015	189,874

LOSS BEFORE OTHER INCOME
(EXPENSE)	(11,680)	(1,955)	(30,847)	(10,015)	(186,314)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(1,934)	(1,511)	(5,126)	(4,412)	(15,827)
Gain on settlement of debt	-	-	-	-	4,097

Total Other Income (Expense)	(1,934)	(1,511)	(5,126)	(4,412)	(10,514)

LOSS BEFORE INCOME TAXES	(13,614)	(3,466)	(35,973)	(14,427)	(196,828)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(13,614)	(3,466)	(35,973)	(14,427)	(196,828)

CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(13,614)	$(3,466)	$(35,973)	$(14,427)	$(197,049)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.01)	$(.00)

WEIGHTED AVERAGE
COMMON SHARES	2,800,000	2,600,000	2,800,000	2,600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

				From Inception
	For the Nine			on November 6,
	Months Ended			1996 Through
	September 30,			September 30,
	2008		2007	2008
Cash Flows from Operating Activities:
Net loss	$(35,973)		$(14,427)	$(197,049)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-		-	2,432
Depreciation expense	-		-	1,742
Loss on impairment of long-lived assets		-	-	21,285
Effect of change in accounting principle	-		-	221
Gain on settlement of debt	-		-	(4,097)
Non-cash expenses	4,826		3,812	14,820
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(215)		1,912	9,097
Increase (decrease) in accrued taxes	(100)		(100)	-
Increase in accrued interest – related party	300		600	1,007
Decrease in prepaid expense	1,416		-	-

Net Cash Provided (Used) by Operating Activities	(29,746)		(8,203)	(150,542)

Cash Flows from Investing Activities:
Purchase of property and equipment	-		-	(1,742)
Organization costs	-		-	(288)
Cost of manuscripts	-		-	(23,650)

Net Cash (Used) by Investing Activities	-		-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-		-	59,750
Stock offering costs	-		-	(5,000)
Proceeds from issuance of notes payable	-		-	20,000
Advances from a shareholder	30,000		10,000	102,500

Net Cash Provided by Financing Activities	30,000		10,000	177,250

Net Increase (Decrease) in Cash	254		1,797	1,028

Cash at Beginning of Period	774		3,805	-

Cash at End of Period	$1,028		$5,602	$1,028

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

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2008:

The Company imputed interest on advances, which totaled $4,826.  The amount was contributed to capital by a related party.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead has used the materials gathered during its research to develop a series of eight self-help workshops.  Because the Company has not generated expected revenue, on October 1, 2005 the Company decided to pursue other business opportunities.  The Company, at the present time, is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.   The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at September 30, 2008 and the results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in February 2009, and is convertible with accrued interest into 200,000 shares of common stock.  At September 30, 2008, accrued interest amounted to $839.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2008.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At September 30, 2008 there were 2,800,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – During 2007 and 2006, and in June and September 2008, shareholders of the Company advanced $102,500 to the Company.  At September 30, 2008 and December 31, 2007 the Company owed $102,500 and $72,500, respectively, to the shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the nine month periods ended September 30, 2008 and 2007, respectively, the Company imputed interest expense of $4,826 and $3,812. The imputed interest has been contributed to Capital in Excess of Par.

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

Plan of Operations

We had no operations or revenue during the nine months ended September 30, 2008.  Due to this, we realized a net loss. We do not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until we acquire an interest in an operating company.  We are a shell company and are seeking potential business acquisitions or opportunities to enter into in an effort to recommence business operations.  We have been engaged in preliminary discussions with, and have commenced preliminary due diligence on, a potential target company.  We have retained counsel to assist management in the acquisition process and have prepared a draft letter of intent in connection with these preliminary discussions.  However, the draft letter of intent has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can any assurance be given that we will ever consummate any such transaction.

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

Nine Month Periods Ended September 30, 2008 and 2007

Our revenues since inception total $3,560 and we have a cumulative net loss of $197,049 from inception through September 30, 2008.  Our revenues for the nine months ending September 30, 2008 were $0 compared to $0 for the same period in 2007. For the nine months ending September 30, 2008, net loss was $35,973 compared to $14,427 for the same period in 2007.  Expenses during the nine months ended September 30, 2008, consisted of $30,847 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2007 consisted of $0 in depreciation and amortization and $10,015 in general and administrative expenses.  We have one $5,000 convertible promissory note issued to our President.  Accrued interest on the note totaled $839 and $439 for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, our total assets were $1,028 consisting of cash.  Total liabilities at September 30, 2008, were $113,339 consisting of $5,000 in accounts payable, $839 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $102,500.  The shareholder advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the nine months ended September 30, 2008 and 2007, respectively, the Company imputed interest expense of $4,826 and $3,812.

Liquidity and Capital Resources

At September 30, 2008, we had $1,028 in cash and had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $16,000.  At September 30, 2008, we also had total liabilities of $113,339.  As a result, we will need to generate up to $130,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Off-Balance Sheet Arrangements

During the quarter ended September 30, 2008, we did not have any off-balance sheet arrangements.

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

Date: October 28, 2008

By  /s/ Neil Christiansen

     Neil Christiansen, President

    (Chief Executive Officer and Principal Financial Officer)