Form 10-K
period 2008-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2009-03-13
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-32735

FREEDOM RESOURCES ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East 7800 South, Midvale, UT	84047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (801) 566-5931

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes          No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes   X   No            (2)  Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer      .

Non-accelerated Filer

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   X     No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (890,000 shares) was $44,500, computed by reference to the average bid and asked price of the Common Stock ($0.05) as of the last business day of the registrant’s most recently completed second fiscal quarter.

At February 28, 2009, there were 2,800,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

8

ITEM 1B.  UNRESOLVED STAFF COMMENTS

8

ITEM 2.  PROPERTIES

8

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

9

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURE PURCHASES OF EQUITY SECURITIES

9

ITEM 6.  SELECTED FINANCIAL DATA

10

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

11

ITEM 9A.  CONTROLS AND PROCEDURES

11

ITEM 9A(T).  CONTROLS AND PROCEDURES

11

ITEM 9B.  OTHER INFORMATION

12

PART III

12

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

12

ITEM 11.  EXECUTIVE COMPENSATION

13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

15

Part IV

16

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

16

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our search for an operating company, possible or assumed future operations, business strategies, need for financing, competitive position, potential growth opportunities, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in regulation of shell or blank check companies; the general economic downturn; a further downturn in the securities markets; our ability to raise needed operating funds and continue as a going concern; and other risks and uncertainties.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Freedom Resources Enterprises, Inc., a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview and Development Since the Beginning of 2008

Freedom Resources Enterprises, Inc., was incorporated in the state of Nevada on November 6, 1996, to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintained a website dedicated to self-improvement products and education.  As of December 31, 2008, we have total revenue of $3,560 since inception on November 6, 1996.  Because we had not generated the expected revenue, in October 2005 we ceased all business operations and decided to pursue other business opportunities.

In October 2006 the Company approved a 1-for-2.5 reverse stock split.  Effective November 9, 2007, we decreased our authorized common shares from 50,000,000 to 25,000,000 and correspondingly decreased our outstanding common stock through a 1-for-2 reverse split from 5,200,000 to approximately 2,600,000 shares.  Effective on or about March 25, 2008, we increased our authorized common stock to 100,000,000 without affecting our outstanding shares.  All shares designated in this report give effect to the reverse stock splits unless otherwise indicated.

The Company is a shell company and is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations.  The Company has been engaged in preliminary discussions with, and has commenced preliminary due diligence on, a potential target company.  The Company has retained counsel to assist management in the acquisition process and has prepared a draft acquisition agreement in connection with these preliminary discussions.  However, no letter of intent has been executed and the draft agreement has not been executed by either party and there are currently no agreements with respect to any acquisition, nor can an assurance be given that the Company will ever consummate any such transaction.

Business of the Company

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its sole officer and director, shareholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its sole officer and director and his affiliates, as well as indirect associations between him and other business and professional people.  By relying on “word of mouth,” the Company may be limited in the number of potential acquisitions it can identify.  While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including a one-time cash payment, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.  Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management may evaluate and enter into any type of business in any location.  The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.  Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately.  If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the sole officer and director.  In analyzing prospective businesses, management will consider, to the extent applicable, the following: the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, the potential for further research, development, or exploration, the potential for growth and expansion, the potential for profit, the perceived public recognition or acceptance of products, services, or trade or service marks, name identification and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria.  It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.  The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted.  The structure of the particular business acquisition will be approved by the Board of Directors and may not require the approval of the Company’s shareholders.  Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions.  Upon the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company.  In addition, it is anticipated that the current sole officer and director would resign in favor of new management designated by the target company without a vote of the Company’s stockholders.

In the event the Company enters into an acquisition transaction with another entity, the Company will be required to report the transaction in a Current Report on Form 8-K within four business days following the execution of the agreement, and any amendment thereto, and within four business days following the closing of the transaction.  In addition, because the Company is a shell company, if the transaction results in the Company no longer being a shell company, it will be required to file within four business days a Current Report on Form 8-K which includes the information that would be required if the Company were filing a general form for registration of securities on Form 10 reflecting the Company and its securities upon consummation of the transaction, including information on the new business and management of the Company after closing.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including current management, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company.  It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.  As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company.  Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances.  Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present stockholders of the Company, including current management, is a negotiated element of a future acquisition, a conflict of interest may arise because our sole director will be negotiating for the acquisition on behalf of the Company and for sale of his or shareholders’ shares for his own or the shareholders’ respective accounts.  Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell shares at a price which is unacceptable to our sole director, management may not sacrifice his or the shareholders’ financial interest for the Company to complete the transaction.  Where the business opportunity is not well suited, but the price offered management for the shares is high, management will be tempted to effect the acquisition to realize a substantial gain on the shares in the Company.  Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair.  Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws.  Securities, including shares of the Company’s Common Stock, issued by the Company in such a transaction would be “restricted securities” as defined in Rule 144 promulgated by the Securities and Exchange Commission.  Under amendments to Rule 144 recently adopted by the Commission, and which took effect on February 15, 2008, these restricted securities could not be resold under Rule 144 until the following conditions were met:  the Company ceased to be a shell company; it remained subject to the Exchange Act reporting obligations; filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time the Company filed “Form 10 information” reflecting the fact that it had ceased to be a shell company.  In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter.  Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.  The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”).  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity.  In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity.  Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation.  Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities.  It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity.  Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain substantially less than 50% of the issued and outstanding shares of the surviving entity.  It is anticipated that these shareholders would in fact retain less than 5% control of the Company after a reverse acquisition.

Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as a capital transaction by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired.  It is unlikely that current shareholders would be in control of the Company or that present management would be in control of the Company following the acquisition.  It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business.  The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation.  In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company.  In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.  The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.  There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company currently has no employees.  Neil Christiansen, the Company’s President and principal shareholder, will devote such time to the affairs of the Company as he deems appropriate.  Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full- time employees so long as it is seeking and evaluating businesses.  The future need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Because we are neither an accelerated filer or a large accelerated filer, nor a well-known seasoned issuer, we have elected not to provide the information required by this item.  Nevertheless, the Company has no outstanding comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports under the Exchange Act which remain unresolved.

ITEM 2.  PROPERTIES

The Company has no office facilities and does not presently anticipate the need to lease commercial office space or facilities.  For now the home of Neil Christiansen, the President and principal shareholder, is being used as the Company address.  The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities.  There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the Pink Sheets under the symbol "FRDR".  The common stock was approved for quotation on the OTCBB during fourth quarter of 2007 and no bid quotations were reported prior to fourth quarter of 2007.  The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets beginning with the fourth quarter 2007.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2007	Fourth	$0.05	$0.05

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	First	$0.05	$0.05
	Second	$0.05	$0.05
	Third	$0.05	$0.05
	Fourth	$0.05	$0.05

The Company’s Common Stock is considered to be penny stock under rules promulgated by the Securities and Exchange Commission. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other  information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer.  With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker- dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

The Company has been a shell company since approximately October 2005.  As a result, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by shareholders owning stock in a shell company.   Under current interpretations, unregistered shares issued after the Company became a shell company could not be resold under Rule 144 until the following conditions were met:  we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

There are no outstanding options, warrants, or other instruments convertible into shares of the Company’s Common Stock, except for an outstanding promissory note in the aggregate principal amount of $5,000 which is convertible into approximately 200,000 shares at the option of the note holder.  We have not granted registration rights for any of the outstanding shares and there are no shares that are being, or that have been publicly proposed to be, publicly offered by the Company.

Holders

At February 28, 2009, the Company had 65 shareholders of record.  The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The Company has appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2008, or in any subsequent period.  The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future.  The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2008, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2008 and 2007

We have at December 31, 2008, $809 available cash on hand and have a cumulative loss since inception on November 6, 1996, of $201,502.  We did not generate any revenues or have operations during the years ended December 31, 2008 and 2007.  Net loss during the year ended December 31, 2008, was $40,426 compared to $20,363 for year ended December 31, 2007.  Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $33,150 and interest expense of $7,276.  Expenses for the year ended December 31, 2007, consisted of general and administrative expenses of $14,330 and interest expense of $6,033.  The general and administrative expenses during 2008 and 2007 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2008, we had $809 in available cash on hand and $115,523 in liabilities, including $7,084 of accounts payable, $102,500 in shareholder advances, and $5,939 in convertible notes payable and accrued interest.  We had a working capital deficit of approximately $110,000 at December 31, 2008.

We anticipate our expenses for the next twelve months will be approximately $24,000.  At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2009.  Therefore, management will seek financing through loans or sale of common stock.  In 2008 the president and shareholders advanced the Company a total of $30,000, and in February 2009 the company received an additional $2,000 advance from a shareholder.  Management anticipates that it will rely on further advances from our president, or shareholders, to meet the Company’s short-term cash needs.  However, the Company has no agreements to that effect.

Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  Although we have entered into negotiations with a company, we currently have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.

Off-Balance Sheet Arrangements

During the years ended December 31, 2008 and 2007, we did not engage in any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

As a smaller reporting company, we have elected not to provide the information required by this item.  Rather, we have provided the information set forth in Item 9A(T) below.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Our President, who serves as our principal executive officer and our principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.  A discussion of the material weaknesses in our disclosure controls and procedures is set forth below.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Our management consists solely of Neil Christiansen, our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), who is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  As a result, our internal control system is limited in its scope and capabilities, although, based on our CEO/PFO’s general business experience, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.

Because of inherent limitations of having a single officer and director, our system of internal control over financial reporting may not prevent or detect misstatements.  Our management, including our sole executive and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on his evaluation, he concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness relates to the monitoring and review of work performed by our CEO, who also acts as our principal financial officer in the preparation of financial statements, footnotes and financial data provided to the Company’s independent registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our CEO/PFO, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Since our Company has no ongoing operations and is, at this time, a “blank check” or “shell” company, as defined in the Securities Act, we are making an effort to mitigate this material weakness to the fullest extent possible.  This is done by having our CEO/PFO review all our financial reporting requirements for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.  As soon as our finances allow, we plan to hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our CEO/PFO.

In making its assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in Internal Control - Integrated Framework.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our sole executive officer and director

Name	Age	Position(s)	Director Since	Employment Background
Neil Christiansen	73	Director, President, Chief Executive Officer, Secretary and Treasurer	2006

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

Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.  Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors.  Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders.  Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

Code of Ethics

The Company adopted a code of ethics in 2003 that applies to its officers, directors and employees.

Overview of Director Nominating Process

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our current sole director.

Audit Committee Financial Expert

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our lack of operations prior to any merger, our Board of Directors believes that its current member has sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company. The Board of Directors has determined that the Company does not have an audit committee financial expert, due to lack of funds.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Neil Christiansen has served as our chief executive officer since November 1996.   Neither Mr. Christiansen, nor any other person, has received any compensation from us during the years ended December 31, 2008 or 2007, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Christiansen, or any other person, holds any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2008.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

No compensation was paid to or earned by any executive officer during the year ended December 31, 2008, and we have had no compensation committee.  During the year ended December 31, 2008, no officer participated, and the Board of Directors did not engage, in deliberations concerning executive officer compensation.  Also during the year ended December 31, 2008, no executive officer or director of our Company served as an executive officer or director of another entity, one of whose executive officers or directors served on the board of directors of our Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 28, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Neil Christiansen 901 East 7800 South Midvale, UT 84047	2,110,000(3)	70.3%
Executive Officers and Directors as a Group (1 Person)	2,110,000(3)	70.3%

(1)  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table.  As of the date of this table, there are no outstanding options or warrants.

(2)  Applicable percentages are based on 2,800,000 shares of our Common Stock outstanding on February 28, 2009.

(3)  Includes 200,000 shares issuable upon conversion of a $5,000 convertible promissory note.

Change of Control

We anticipate that a change of control will occur when a new business venture is acquired.  Our business plan is to seek and, if possible, acquire an operating entity through a reverse acquisition transaction with the operating entity.  By its nature, a reverse acquisition generally entails a change in management and principal shareholders of the surviving entity.   While management cannot predict the specific nature of the form of the reverse acquisition, it is anticipated that at the closing of the process, the current sole officer and director would resign in favor of persons designated by the operating company and that the shareholders of the operating entity would receive a controlling number of shares in our Company, thus effecting a change in control of the Company.

Equity Compensation Plan Information

As of December 31, 2008, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We utilize office space provided at no charge by our president, Neil Christiansen.  Management believes the use of Mr. Christiansen’s office is of negligible value as our current operations do not require any staff or independent facilities.

During 2008, 2007 and 2006 Mr. Christiansen advanced to the Company a total of $102,500.   These advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.

In August 2006, Mr. Christiansen loaned the Company an additional $5,000 and was issued a convertible promissory note which accrues interest at 8% per annum and is due in August 2008.  The note is convertible into 200,000 shares of common stock.  In August 2008 Mr. Christiansen extended the note to February 2009, and then in January 2009 he extended the note to August 2010.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment.  Our Board of Directors has determined that our sole director is not independent.  We have no audit committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Pritchett, Siler & Hardy, PC served as our independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $11,010 and $9,318, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Audit Committee

Our auditor has not provided any non-audit services in the past and does not anticipate providing any non-audit services to the Company.  In the event non-audit services are contemplated in the future, our Board of Directors, which functions in the capacity of an audit committee, will consider whether the non-audit services provided by our auditors to us would be compatible with maintaining the independence of our auditors and whether the independence of our auditors would be compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and would approve any permitted non-audit services contemplated in the future, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007 and from inception on November 6, 1996 through December 31, 2008

Statement of Stockholders’ Equity from inception on November 6, 1996, through December 31, 2008

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and from inception on November 6, 2006, through December 31, 2008

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation					X
3.2	Current Bylaws	8-K	000-32735	3	2/21/08
10.1	Promissory Note dated August 25, 2006, to Neil Christiansen for $5,000 as extended through August 2010					X
14.1	Code of Ethics	10-KSB	000-32735	99.2	3/31/03
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freedom Resources Enterprises, Inc.

Date:  March 12, 2009

By: /s/ Neil Christiansen

       Neil Christiansen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 12, 2009

/s/ Neil Christiansen

Neil Christiansen, Director and President (Principal Executive and Financial Officer)

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2008

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

-	Report of Independent Registered Public Accounting Firm	F-3

-	Balance Sheets, December 31, 2008 and 2007	F-4

-	Statements of Operations, for the years ended
December 31, 2008 and 2007 and from inception
	on November 6, 1996 through December 31, 2008	F-5

-	Statement of Stockholders’ Equity (Deficit), from
inception on November 6, 1996 through
	December 31, 2008	F-6 – F-7

-	Statements of Cash Flows, for the years ended
December 31, 2008 and 2007 and from inception
	on November 6, 1996 through December 31, 2008	F-8 – F-9

-	Notes to Financial Statements	F-10 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Freedom Resources Enterprises, Inc.

Midvale, Utah

We have audited the accompanying balance sheets of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on November 6, 1996 through December 31, 2008. Freedom Resources Enterprises Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from inception on November 6, 1996 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Freedom Resources Enterprises, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, Freedom Resources Enterprises, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 11, 2009

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$809	$774
Prepaid expense	-	1,416

Total Current Assets	809	2,190

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$809	$2,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$7,084	$5,215
Accrued taxes	-	100
Accrued interest – related party	939	539
Advances from a shareholder	102,500	72,500
Current portion convertible notes – related party	-	5,000

Total Current Liabilities	110,523	83,354

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	-

Total Liabilities	115,523	83,354

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	83,988	77,112
Deficit accumulated during the
development stage	(201,502)	(161,076)

Total Stockholders' Equity (Deficit)	(114,714)	(81,164)

	$809	$2,190

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
			on November 6,
	For the Years		1996 Through
	Ended December 31,		December 31,
	2008	2007	2008

REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	33,150	14,330	151,044
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	33,150	14,330	192,177

LOSS BEFORE OTHER INCOME
(EXPENSE)	(33,150)	(14,330)	(188,617)

OTHER INCOME (EXPENSE):
Interest Income	-	-	1,216
Interest Expense – related party	(7,276)	(6,033)	(17,977)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(7,276)	(20,363)	(12,664)

LOSS BEFORE INCOME TAXES	(40,426)	(20,363)	(201,281)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(40,426)	(20,363)	(201,281)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(40,426)	$(20,363)	$(201,502)

LOSS PER COMMON SHARE:
Continuing operations	$(.01)	$(.00)
Change in accounting principle	-	-

Loss per common share	$(.01)	$(.00)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2008

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

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2008

[Continued]

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, December 31, 2002	-	-	750,000	750	46,750	(79,442)

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(20,946)

BALANCE, December 31, 2003	-	-	750,000	750	46,750	(100,388)

Issued 200,000 shares of common stock
on conversion of note payable, September 2004	-	-	200,000	200	4,968	-

Net loss for the year ended
December 31, 2004	-	-	-	-	-	(2,129)

BALANCE, December 31, 2004	-	-	950,000	950	51,718	(102,517)

Issued 1,450,000 shares of common stock
for cash of $7,250, or $.005 per share
September 2005	-	-	1,450,000	1,450	5,800	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(19,843)

BALANCE, December 31, 2005	-	-	2,400,000	2,400	57,518	(122,360)

Issued 200,000 shares of common stock
on conversion of note payable, June 2006	-	-	200,000	200	5,348	-

Imputed interest on shareholder advances	-	-	-	-	3,409	-

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(18,353)

BALANCE, December 31, 2006	-	-	2,600,000	2,600	66,275	(140,713)

Issued 200,000 shares of common stock
on conversion of note payable,
December 2007	-	-	200,000	200	5,602	-

Imputed interest on shareholder advances	-	-	-	-	5,235	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(20,363)

BALANCE, December 31, 2007	-	-	2,800,000	2,800	77,112	(161,076)

Imputed interest on shareholder advances	-	-	-	-	6,876	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(40,426)

BALANCE, December 31, 2008	-	$-	2,800,000	$2,800	$83,988	$(201,502)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
			on November 6,
	For the Years Ended		1996 Through
	December 31,		December 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(40,426)	$(20,363)	$(201,502)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principal	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	6,876	6,037	16,870
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	1,416	(1,416)	-
Increase (decrease) in accounts payable	1,869	215	11,181
Increase (decrease) in accrued taxes	(100)	-	-
Increase (decrease) in accrued interest – related party	400	(4)	1,107

Net Cash (Used) by Operating Activities	(29,965)	(15,531)	(150,761)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	-	59,750
Stock Offering Costs	-	-	(5,000)
Proceeds from issuance of note payable	-	-	20,000
Advance from a shareholder	30,000	12,500	102,500

Net Cash Provided by Financing Activities	30,000	12,500	177,250

Net Increase (Decrease) in Cash	35	(3,031)	809

Cash at Beginning of Period	774	3,805	-

Cash at End of Period	$809	$774	$809

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

[Continued]

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2008:

During the year ended December 31, 2008, a shareholder made advances to the Company of $30,000.   These advances are non-interest bearing and due on demand.  The Company is imputing interest at 8%, which is accounted for as a capital contribution.  Total imputed interest for 2008 is $6,876.

During the year ended December 31, 2008 the Property, Plant, and Equipment and the Manuscripts and Transcripts were both disposed of.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”  [See Note 8].

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – [CONTINUED]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, SFAS No. 162, “The Hierarchy of GAAP Sources for Non-governmental entities”, and SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” were recently issued.  SFAS No. 157, 159, 160, 161, 162 and 163 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for years prior to December 31, 2008 have been reclassified to conform to the headings and classifications used in the December 31, 2008 financial statements.

Restatement – In November 2007, the Company approved a 1 for 2 reverse stock split.  In October 2006, the Company approved a 1 for 2.5 reverse stock split.  The financial statements have been restated to reflect these reverse stock splits.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	December 31,
	2008	2007

Office equipment	$-	$1,742

Less: Accumulated depreciation	-	(1,742)

	$-	$-

Depreciation expense for the years ended December 31, 2008 and 2007 was $0 and $0, respectively.   The property and equipment was disposed of during 2008.

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

	December 31,	December 31,
	2008	2007

Manuscripts, transcripts, etc.	$-	$23,650
Less: Accumulated amortization	-	(2,365)
Less: Loss on impairment	-	(21,285)

	$-	$-

Amortization expense for the years ended December 31, 2008 and 2007 was $0 and $0, respectively.  The manuscripts, transcripts, etc., were disposed of in 2008.

NOTE 4 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At December 31, 2008, accrued interest amounted to $939.  The note payable has been extended to March 2010.

In December 2007, the Company converted a $5,000 note payable made in December 2005, along with accrued interest of $802, into 200,000 shares of common stock.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2008.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At December 31, 2008 there were 2,800,000 shares issued and outstanding.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [CONTINUED]

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”).  Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, officers, directors and consultants of the Company.  Additionally, the Board will determine, at the time of the grant, vesting provisions of the grant and whether the options will qualify as incentive stock options under section 422 of the Internal Revenue code.  The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting.  The total number of shares of common stock available under the Plan may not exceed 750,000 shares.  As of December 31, 2008, no options have been issued under the Plan. On February 20, 2008 the Board of Directors extinguished the plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder –  During 2008, 2007 and 2006, an officer/shareholder of the Company advanced $102,500 to the Company.  At December 31, 2008 and December 31, 2007, the Company owed $102,500 and $72,500, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  For the years ended December 31, 2008 and 2007, respectively, the Company imputed interest expense of $6,876 and $5,235.  The imputed interest has been contributed to Capital in Excess of Par.

Convertible Note Payable – In August 2006, the Company issued convertible notes payable to a shareholder of the Company [See Note 4].

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

The Company has available at December 31, 2008, unused operating loss carryforwards of approximately $178,000 which may be applied against future taxable income and which expire in various years through 2028.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $60,400 and $ 46,600 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $13,800 during the year ended December 31, 2008.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended
	December 31,
	2008	2007

Loss from continuing operations available
to common shareholders (numerator)	$(40,426)	$(20,363)

Cumulative effect of change in accounting
principle (numerator)	$-	$-

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	2,800,000	2,601,664

At December 31, 2008, the Company had notes payable convertible to 200,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

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

NOTE 12 – SUBSEQUENT EVENTS

In February 2009, a shareholder of the Company advanced $2,000 to meet the Company’s needs.