Form 10-Q
period 2009-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2009-05-08
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X . Yes         .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      . (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes         .  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2009:  2,800,000

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

MARCH 31, 2008

INDEX

		Page
PART I.	Financial Information	3

Item 1.	Financial Statements	3

	Unaudited Condensed Balance Sheets – March 31, 2009 and December 31, 2008	5

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2009 and 2008, and from inception on November 6, 1996 through March 31, 2009	6

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and from inception on November 6, 1996 through March 31, 2009	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4T.	Controls and procedures	11

PART II.	Other Information*	11

Item 6.	Exhibits.	11

Signatures		12

*(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

March 31, 2009 and December 31, 2008

5

—

Unaudited Condensed Statements of Operations,

for the three months ended March 31, 2009

and 2008 and from inception on November 6,

1996 through March 31, 2009

6

—

Unaudited Condensed Statements of Cash Flows,

for the three months ended March 31, 2009

and 2008 and from inception on November 6,

1996 through March 31, 2009

7

—

Notes to Unaudited Condensed Financial Statements

8

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$64	$809

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$64	$809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,470	$7,084
Accrued interest – related party	1,039	939
Advances from shareholders	104,500	102,500

Total Current Liabilities	118,009	110,523

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	5,000

Total Liabilities	123,009	115,523

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	86,063	83,988
Deficit accumulated during the
development stage	(211,808)	(201,502)

Total Stockholders' Equity (Deficit)	(122,945)	(114,714)

	$64	$809

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,				From Inception
					on November 6,
					1996 Through
					March 31,
	2009		2008		2009

REVENUE	$-		$-		$3,560

EXPENSES:
Depreciation and amortization	-		-		4,174
General and administrative	8,131		11,816		159,175
Research and development	-		-		15,674
Impairment of long-lived assets	-		-		21,285

Total Expenses	8,131		11,816		200,308

LOSS BEFORE OTHER INCOME (EXPENSE)	(8,131)		(11,816)		(196,748)

OTHER INCOME (EXPENSE):
Interest income	-		-		1,216
Interest expense – related party	(2,175)		(1,550)		(20,152)
Gain on settlement of debt	-		-		4,097

Total Other Income (Expense)	(2,175)		(1,550)		(14,839)

LOSS BEFORE INCOME TAXES	(10,306)		(13,366)		(211,587)

CURRENT TAX EXPENSE	-		-		-
DEFERRED TAX EXPENSE	-		-		-

LOSS FROM CONTINUING OPERATIONS	(10,306)		(13,366)		(211,587)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-		-		(221)

NET LOSS	$(10,306)		$(13,366)		$(211,808)

LOSS PER COMMON SHARE:
Continuing operations	$(.00)		$(.00)
Change in accounting principle		-		-

Loss per common share	$(.00)		$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		From Inception
			on November 6,
			1996 Through
			March 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(10,306)	$(13,366)	$(211,808)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non cash expenses	2,075	1,450	18,945
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,386	9,858	16,567
Increase (decrease) in accrued taxes	-	(100)	-
Increase in accrued interest – related party	100	100	1,207
Decrease in prepaid expense	-	1,416	-

Net Cash Provided (Used) by Operating Activities	(2,745)	(642)	(153,506)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	2,000	-	104,500

Net Cash Provided by Financing Activities	2,000	-	179,250

Net Increase (Decrease) in Cash	(745)	(642)	64
Cash at Beginning of Period	809	774	-
Cash at End of Period	$64	$132	$64

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three months ended March 31, 2009:
The Company imputed interest on advances, which totaled $2,075. The amount was contributed to capital by a related party.
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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996.  The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures.  However, the Company never published the book but instead used the materials gathered during its research to develop a series of eight self-help workshops.  Because the Company had not generated expected revenue, on October 1, 2005, the Company decided to pursue other business opportunities.  The Company, at the present time, is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2009 and the results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in its annual report on Form 10-K.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, was due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At March 31, 2009, accrued interest amounted to $1,039.  The note payable has been extended to March 25, 2010.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at March 31, 2009.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At March 31, 2009, there were 2,800,000 shares issued and outstanding.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder –  During 2009, 2008, 2007, and 2006, an officer and shareholders of the Company advanced $104,500 to the Company.  At March 31, 2009, and December 31, 2008, the Company owed $104,500 and $102,500, respectively, to the officer and shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the three month period ended March 31, 2009 and 2008, respectively, the Company imputed interest expense of $2,075 and $1,450. The imputed interest has been contributed to Capital in Excess of Par.

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

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended
	March 31,
	2009	2008

Loss from continuing operations available to
common Shareholders (numerator)	$(10,306)	$(13,366)

Cumulative effect of change in
accounting principle (numerator)	$-	$-

Weighted average number of common shares
outstanding used in loss per share for the
period (denominator)	2,800,000	2,800,000

At March 31, 2009, the Company had notes payable convertible into 200,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from such larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the State of Nevada on November 6, 1996, to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of March 31, 2009, we have total revenue of $3,560 since inception on November 6, 1996. Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Three Month Period Ended March 31, 2009 and 2008

Our revenues since inception total $3,560 and we have a cumulative net loss of $211,808 from inception through March 31, 2009. Our revenues for the three months ending March 31, 2009, were $0 compared to $0 for the same period in 2008. For the three months ending March 31, 2009, net loss was $10,306 compared to $13,366 for the same period in 2008.  Expenses during the three months ended March 31, 2009, consisted of $8,131 in general and administrative expense and $0 in depreciation and amortization.  Expenses during the comparable period in 2008 consisted of $0 in depreciation and amortization and $11,816 in general and administrative expenses.  The Company has one $5,000 convertible promissory note issued to a shareholder.  Accrued interest on the notes totaled $1,039 and 639 at March 31, 2009 and 2008, respectively.

As of March 31, 2009, our total assets were $64 consisting of cash.  Total liabilities at March 31, 2009 were $123,009 consisting of $12,470 in accounts payable, $1,039 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $104,500.  The shareholder advances bear no interest, are due on demand, and were made by the President and shareholders of the Company; however, the Company is imputing interest at 8% per annum.  During the three months ended March 31, 2009 and 2008, respectively, the Company imputed interest expense of $2,075 and $1,450.

Liquidity and Capital Resources

At March 31, 2009, we had $64 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000.  At March 31, 2009, we also had total liabilities of $123,009.  As a result, we will need to generate up to $148,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our principal financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

FREEDOM RESOURCES ENTERPRISES, INC.

(Registrant)

Date: May 6, 2009

By   /s/ Neil Christiansen

Neil Christiansen,

President (Chief Executive Officer,

Principal Financial Officer,

and Chief Accounting Officer)