Form 10-Q
period 2009-06-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2009-07-28
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes      .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X .Yes      .No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2009: 2,800,000

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

JUNE 30, 2009

INDEX

		Page
PART I.	Financial Information	3

	Item 1. Financial Statements	3

	Unaudited Condensed Balance Sheets – June 30, 2009 and December 31, 2008	5

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008, and from inception on November 6, 1996 through June 30, 2009	6

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and from inception on November 6, 1996 through June 30, 2009	7

	Notes to Unaudited Condensed Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

	Item 4T. Controls and procedures	11

PART II.	Other Information*	11

	Item 6. Exhibits.	11

	Signatures	12

*(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2009

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

--	Unaudited Condensed Balance Sheets, June 30, 2009 and December 31, 2008	5

--	Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2009 and 2008 and from inception on November 6, 1996 through June 30, 2009	6

--	Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2009 and 2008 and from inception on November 6, 1996 through June 30, 2009	7

--	Notes to Unaudited Condensed Financial Statements	8

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$171	$809

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$171	$809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,197	$7,084
Accrued interest – related party	1,139	939
Advances from shareholders	112,500	102,500

Total Current Liabilities	120,836	110,523

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	5,000

Total Liabilities	125,836	115,523

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	88,245	83,988
Deficit accumulated during the
development stage	(216,710)	(201,502)

Total Stockholders' Equity (Deficit)	(125,665)	(114,714)

	$171	$809

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Six		on November 6,
	Months Ended		Months Ended		1996 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	2,620	7,351	10,751	19,167	161,795
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	2,620	7,351	10,751	19,167	202,928

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,620)	(7,351)	(10,751)	(19,167)	(199,368)
OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(2,282)	(1,642)	(4,457)	(3,192)	(22,434)
Gain on settlement of debt	-	-	-	-	4,097

Total Other Income (Expense)	(2,282)	(1,642)	(4,457)	(3,192)	(17,121)

LOSS BEFORE INCOME TAXES	(4,902)	(8,993)	(15,208)	(22,359)	(216,489)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(4,902)	(8,993)	(15,208)	(22,359)	(216,489)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(4,902)	$(8,993)	$(15,208)	$(22,359)	$(216,710)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE COMMON SHARES	2,800,000	2,800,000	2,800,000	2,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Six		on November 6,
	Months Ended		1996 Through
	June 30,		June 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(15,208)	$(22,359)	$(216,710)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	4,257	2,992	21,127
Changes in assets and liabilities:
Increase (decrease) in accounts payable	113	(215)	11,294
Increase (decrease) in accrued taxes	-	(100)	-
Increase in accrued interest – related party	200	200	1,307
Decrease in prepaid expense	-	1,416	-

Net Cash Provided (Used) by Operating Activities	(10,638)	(18,066)	(161,399)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	10,000	17,500	112,500

Net Cash Provided by Financing Activities	10,000	17,500	187,250

Net Increase (Decrease) in Cash	(638)	(566)	171
Cash at Beginning of Period	809	774	-
Cash at End of Period	$171	$208	$171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six months ended June 30, 2009:
The Company imputed interest on advances, which totaled $4,257. The amount was contributed to capital by a related party.
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at June 30, 2009 and the results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in its annual report on Form 10-K. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company. The note accrues interest at 8% per annum, was due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock. At June 30, 2009, accrued interest amounted to $1,139. The note payable has been extended to March 25, 2012.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2009.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At June 30, 2009, there were 2,800,000 shares issued and outstanding.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – During 2009, 2008, 2007, and 2006, an officer and shareholders of the Company advanced $112,500 to the Company. At June 30, 2009, and December 31, 2008, the Company owed $112,500 and $102,500, respectively, to the officer and shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the six month period ended June 30, 2009 and 2008, respectively, the Company imputed interest expense of $4,257 and $2,992. The imputed interest has been contributed to Capital in Excess of Par.

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

NOTE 6 – SUBSEQUENT EVENTS

On July 20, 2009, a shareholder of the Company advanced $2,500 to the Company. The advance bears no interest and is due on demand; however, the Company is imputing interest at 8% per annum. The Company has evaluated subsequent events from the balance sheet date through July 28, 2009.

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

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the State of Nevada on November 6, 1996, to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of June 30, 2009, we have total revenue of $3,560 since inception on November 6, 1996. Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Six Month Period Ended June 30, 2009 and 2008

Our revenues since inception total $3,560 and we have a cumulative net loss of $216,710 from inception through June 30, 2009. Our revenues for the six months ending June 30, 2009, were $0 compared to $0 for the same period in 2008. For the six months ending June 30, 2009, net loss was $15,208 compared to $22,359 for the same period in 2008. Expenses during the six months ended June 30, 2009, consisted of $10,751 in general and administrative expense, $4,457 in interest expense, and $0 in depreciation and amortization. Expenses during the comparable period in 2008 consisted of $0 in depreciation and amortization, $3,192 in interest expense, and $19,167 in general and administrative expenses. The Company has one $5,000 convertible promissory note issued to a shareholder. Accrued interest on the note totaled $1,139 and $739 at June 30, 2009 and 2008, respectively.

As of June 30, 2009, our total assets were $171 consisting of cash. Total liabilities at June 30, 2009 were $125,836 consisting of $7,197 in accounts payable, $1,139 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $112,500. The shareholder advances bear no interest, are due on demand, and were made by the President and shareholders of the Company; however, the Company is imputing interest at 8% per annum. During the six months ended June 30, 2009 and 2008, respectively, the Company imputed interest expense of $4,257 and $2,992.

Liquidity and Capital Resources

At June 30, 2009, we had $171 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000. At June 30, 2009, we also had total liabilities of $125,836. As a result, we will need to generate up to $150,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FREEDOM RESOURCES ENTERPRISES, INC.

(Registrant)

Date: July 28, 2009

By /s/ Neil Christiansen

 Neil Christiansen, President (Chief Executive Officer,

 Principal Financial Officer, and Chief Accounting Officer)