Form 10-Q
period 2009-09-30
FREEDOM RESOURCES ENTERPRISES INC
filed 2009-10-21
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 8, 2009:  2,800,000

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

SEPTEMBER 30, 2009

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	3

	Unaudited Condensed Balance Sheets – September 30, 2009 and December 31, 2008	5

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and from inception on November 6, 1996 through September 30, 2009	6

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and from inception on November 6, 1996 through September 30, 2009	7

	Notes to Unaudited Condensed Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4T. Controls and procedures	11

PART II.	OTHER INFORMATION*	11

	Item 6. Exhibits.	11

	Signatures	12

*(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets, September 30, 2009 and December 31, 2008	5

-	Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2009 and 2008 and from inception on November 6, 1996 through September 30, 2009	6

-	Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2009 and 2008 and from inception on November 6, 1996 through September 30, 2009	7

-	Notes to Unaudited Condensed Financial Statements	8-9

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$408	$809

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$408	$809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,000	$7,084
Accrued interest – related party	1,239	939
Advances from shareholders	117,000	102,500

Total Current Liabilities	123,239	110,523

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	5,000

Total Liabilities	128,239	115,523

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	90,536	83,988
Deficit accumulated during the
development stage	(221,167)	(201,502)

Total Stockholders' Equity (Deficit)	(127,831)	(114,714)

	$408	$809

Note: The balance sheet at December 31, 2008 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From Inception
	For the Three		For the Nine		on November 6,
	Months Ended		Months Ended		1996 Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	-	-	4,174
General and administrative	2,066	11,680	12,817	30,847	163,861
Research and development	-	-	-	-	15,674
Impairment of long-lived assets	-	-	-	-	21,285

Total Expenses	2,066	11,680	12,817	30,847	204,994

LOSS BEFORE OTHER INCOME
(EXPENSE)	(2,066)	(11,680)	(12,817)	(30,847)	(201,434)

OTHER INCOME (EXPENSE):
Interest income	-	-	-	-	1,216
Interest expense – related party	(2,391)	(1,934)	(6,848)	(5,126)	(24,825)
Gain on settlement of debt	-	-	-	-	4,097

Total Other Income (Expense)	(2,391)	(1,934)	(6,848)	(5,126)	(19,512)

LOSS BEFORE INCOME TAXES	(4,457)	(13,614)	(19,665)	(35,973)	(220,946)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(4,457)	(13,614)	(19,665)	(35,973)	(220,946)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	-	-	(221)

NET LOSS	$(4,457)	$(13,614)	$(19,665)	$(35,973)	$(221,167)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.01)	$(.01)

WEIGHTED AVERAGE
COMMON SHARES	2,800,000	2,800,000	2,800,000	2,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Nine		on November 6,
	Months Ended		1996 Through
	September 30,		September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(19,665)	$(35,973)	$(221,167)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	6,548	4,826	23,418
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,084)	(215)	9,097
Increase (decrease) in accrued taxes	-	(100)	-
Increase in accrued interest – related party	300	300	1,407
Decrease in prepaid expense	-	1,416	-

Net Cash Provided (Used) by Operating Activities	(14,901)	(29,746)	(165,662)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	14,500	30,000	117,000

Net Cash Provided by Financing Activities	14,500	30,000	191,750

Net Increase (Decrease) in Cash	(401)	254	408

Cash at Beginning of Period	809	774	-

Cash at End of Period	$408	$1,028	$408

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2009:

The Company imputed interest on advances, which totaled $6,548.  The amount was contributed to capital by a related party.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at September 30, 2009 and the results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in its annual report on Form 10-K.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company.  The note accrues interest at 8% per annum, was due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock.  At September 30, 2009, accrued interest amounted to $1,239.  The note payable has been extended to March 25, 2012.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at September 30, 2009.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.   At September 30, 2009, there were 2,800,000 shares issued and outstanding.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder –  During 2009, 2008, 2007, and 2006, an officer and shareholders of the Company advanced $117,000 to the Company.  At September 30, 2009, and December 31, 2008, the Company owed $117,000 and $102,500, respectively, to the officer and shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.  During the nine month period ended September 30, 2009 and 2008, respectively, the Company imputed interest expense of $6,548 and $4,826. The imputed interest has been contributed to Capital in Excess of Par.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 20, 2009 and determined there were no events to disclose.

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

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the State of Nevada on November 6, 1996, to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education.  As of September 30, 2009, we have total revenue of $3,560 since inception on November 6, 1996.  Because we have not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

Nine Month Period Ended September 30, 2009 and 2008

Our revenues since inception total $3,560 and we have a cumulative net loss of $221,167 from inception through September 30, 2009.  Our revenues for the nine months ending September 30, 2009, were $0 compared to $0 for the same period in 2008. For the nine months ending September 30, 2009, net loss was $19,665 compared to $35,973 for the same period in 2008.  Expenses during the nine months ended September 30, 2009, consisted of $12,817 in general and administrative expense, $6,848 in interest expense, and $0 in depreciation and amortization.  Expenses during the comparable period in 2008 consisted of $0 in depreciation and amortization, $5,126 in interest expense, and $30,847 in general and administrative expenses.  The Company has one $5,000 convertible promissory note issued to a shareholder.  Accrued interest on the note totaled $1,239 and $839 at September 30, 2009 and 2008, respectively.

As of September 30, 2009, our total assets were $408 consisting of cash.  Total liabilities at September 30, 2009 were $128,239 consisting of $5,000 in accounts payable, $1,239 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $117,000.  The shareholder advances bear no interest, are due on demand, and were made by the President and shareholders of the Company; however, the Company is imputing interest at 8% per annum.  During the nine months ended September 30, 2009 and 2008, respectively, the Company imputed interest expense of $6,548 and $4,826.

Liquidity and Capital Resources

At September 30, 2009, we had $408 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000.  At September 30, 2009, we also had total liabilities of $128,239.  As a result, we will need to generate up to $153,000 to pay our debts and meet our ongoing financial needs.  Since inception we have primarily financed our operations through the sale of common stock.  In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders.  We do not have any commitments for financing.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 20, 2009

By /s/ Neil Christiansen

Neil Christiansen, President (Chief Executive Officer, Principal Financial Officer, and Chief Accounting Officer)