Form 10-K
period 2009-12-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2010-02-24
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 (Mark One)

 X

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes         No      .

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

At February 24, 2010, there were 2,800,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”) and on the Pink Sheets under the symbol "FRDR". The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2008	First	$0.05	$0.05
	Second	$0.05	$0.05
	Third	$0.05	$0.05
	Fourth	$0.05	$0.05

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009	First	$0.05	$0.05
	Second	$0.05	$0.05
	Third	$0.05	$0.05
	Fourth	$0.05	$0.05

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

The Company has been a shell company since approximately October 2005. As a result, we are subject to the provisions of Rule 144(i) which limit reliance on the Rule by shareholders owning stock in a shell company. Under current interpretations, unregistered shares issued after the Company first became a shell company could not be resold under Rule 144 until the following conditions were met: we ceased to be a shell company; we remained subject to the Exchange Act reporting obligations; we filed all required Exchange Act reports during the preceding 12 months; and at least one year had elapsed from the time we filed “Form 10 information” reflecting the fact that we had ceased to be a shell company.

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

Holders

At February 24, 2010, the Company had 65 shareholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The Company has appointed Interwest Transfer Company, Inc., Salt Lake City, Utah, to act as its transfer agent for the Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock during the two fiscal years ended December 31, 2009 and 2008, or in any subsequent period. The Company does not anticipate or contemplate paying dividends on its Common Stock in the foreseeable future. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, we had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Purchases of Equity Securities

There were no purchases made during the fourth quarter of the fiscal year ended December 31, 2009, by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

Years Ended December 31, 2009 and 2008

We have at December 31, 2009, $89 available cash on hand and have a cumulative loss since inception on November 6, 1996, of $225,607. We did not generate any revenues or have operations during the years ended December 31, 2009 and 2008. Net loss during the year ended December 31, 2009, was $24,105 compared to $40,426 for year ended December 31, 2008. Expenses for the year ended December 31, 2009, consisted of general and administrative expenses of $14,817 and interest expense of $9,288. Expenses for the year ended December 31, 2008, consisted of general and administrative expenses of $33,150 and interest expense of $7,276. The general and administrative expenses during 2009 and 2008 were primarily due to professional, legal, and accounting fees associated with our public filings.

Liquidity and Capital Resources

At December 31, 2009, we had $89 in available cash on hand and $130,020 in liabilities, including $6,681 of accounts payable, $117,000 in shareholder advances, and $6,339 in convertible notes payable and accrued interest. We had a working capital deficit of approximately $124,931 at December 31, 2009.

We anticipate our expenses for the next twelve months will be approximately $24,000. At the present time management does not believe the Company has sufficient working capital to meet its needs for the year ending December 31, 2010. Therefore, management will seek financing through loans or sale of common stock. The president and shareholders have advanced the Company a total of $117,000. Management anticipates that it will rely on further advances from our president, or shareholders, to meet the Company’s short-term cash needs. However, the Company has no agreements to that effect.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, we did not engage in any off-balance sheet arrangements.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

The Company did not fail to file any information required to be filed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2009.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth the name and ages of, and position or positions held by, our sole executive officer and director.

Name	Age	Position(s)	Director Since	Employment Background
Neil Christiansen	74	Director, President, Chief Executive Officer, Secretary and Treasurer	1996

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Neil Christiansen has served as our chief executive officer since November 1996. Neither Mr. Christiansen, nor any other person, received any compensation from us during the years ended December 31, 2009 or 2008, which would be reportable pursuant to this item.

Equity Awards

Neither Mr. Christiansen, or any other person, held any unexercised options, stock that had not vested, or equity incentive plan awards at December 31, 2009.

Director Compensation

No compensation was paid to or earned by any director during the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent, Directors, and Management

The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our Common Stock as of February 2, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our Common Stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

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

(2) Applicable percentages are based on 2,800,000 shares of our Common Stock outstanding on February 2, 2010.

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

Equity Compensation Plan Information

As of December 31, 2009, the Company had not adopted any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We utilize office space provided at no charge by our president, Neil Christiansen. Management believes the use of Mr. Christiansen’s office is of negligible value as our current operations do not require any staff or independent facilities.

During 2009, 2008, 2007 and 2006 Mr. Christiansen and shareholders advanced to the Company a total of $117,000. These advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum.

In August 2006, Mr. Christiansen loaned the Company an additional $5,000 and was issued a convertible promissory note which accrues interest at 8% per annum and is due in August 2008. The note is convertible into 200,000 shares of common stock. In August 2008 Mr. Christiansen extended the note to February 2009, and then in January 2009 he extended the note to August 2012.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE Amex Equities, formerly known as the American Stock Exchange, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that our sole director is not independent. We have no audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Pritchett, Siler & Hardy, PC served as our independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $10,208 and $11,010, respectively.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal years ended December 31, 2009 and 2008.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008 and from inception on November 6, 1996 through December 31, 2009

Statement of Stockholders’ Equity from inception on November 6, 1996, through December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and from inception on November 6, 2006, through December 31, 2009

Notes to Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1	Articles of Incorporation	10-K	000-32735	3	3/13/09
3.2	Current Bylaws	8-K	000-32735	3	2/21/08
10.1	Promissory Note dated August 25, 2006, to Neil Christiansen for $5,000 as extended through August 2012	10-K	000-32735	10	3/13/09
14.1	Code of Ethics	10-KSB	000-32735	99.2	3/31/03
31.1	Rule 13a-14(a) Certification by Principal Executive and Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive and Principal Financial Officer					X

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freedom Resources Enterprises, Inc.

Date: February 24, 2010

By: /s/ Neil Christiansen

Neil Christiansen, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 24, 2010

/s/ Neil Christiansen

Neil Christiansen, Director and President (Principal Executive and Financial Officer)

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2009

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

PAGE

-	Report of Independent Registered Public Accounting Firm	F-3

-	Balance Sheets, December 31, 2009 and 2008	F-4

-	Statements of Operations, for the years ended December 31, 2009 and 2008 and from inception on November 6, 1996 through December 31, 2009	F-5

-	Statement of Stockholders’ Equity (Deficit), from inception on November 6, 1996 through December 31, 2009	F-6 – F-7

-	Statements of Cash Flows, for the years ended December 31, 2009 and 2008 and from inception on November 6, 1996 through December 31, 2009	F-8 – F-9

-	Notes to Financial Statements	F-10 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Freedom Resources Enterprises, Inc.

Midvale, Utah

We have audited the accompanying balance sheets of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on November 6, 1996 through December 31, 2009. Freedom Resources Enterprises Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on November 6, 1996 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

February 24, 2010

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$89	$809

Total Current Assets	89	809

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$89	$809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,681	$7,084
Accrued interest – related party	1,339	939
Advances from a shareholder	117,000	102,500

Total Current Liabilities	125,020	110,523

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	5,000

Total Liabilities	130,020	115,523

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	92,876	83,988
Deficit accumulated during the
development stage	(225,607)	(201,502)

Total Stockholders' Equity (Deficit)	(129,931)	(114,714)

	$89	$809

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From Inception
			on November 6,
	For the Years		1996 Through
	Ended December 31,		December 31,
	2009	2008	2009

REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	14,817	33,150	165,861
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	14,817	33,150	206,994

LOSS BEFORE OTHER INCOME (EXPENSE)	(14,817)	(33,150)	(203,434)

OTHER INCOME (EXPENSE):
Interest Income	-	-	1,216
Interest Expense – related party	(9,288)	(7,276)	(27,265)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(9,288)	(7,276)	(21,952)

LOSS BEFORE INCOME TAXES	(24,105)	(40,426)	(225,386)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(24,105)	(40,426)	(225,386)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(24,105)	$(40,426)	$(225,607)

LOSS PER COMMON SHARE:
Continuing operations	$(.01)	$(.01)
Change in accounting principle	-	-

Loss per common share	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2009

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

[Continued]

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION ON NOVEMBER 6, 1996 THROUGH DECEMBER 31, 2009

[Continued]

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Capital in	During the
					Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage
BALANCE, December 31, 2002	-	-	750,000	750	46,750	(79,442)

Net loss for the year ended December 31, 2003	-	-	-	-	-	(20,946)
BALANCE, December 31, 2003	-	-	750,000	750	46,750	(100,388)

Issued 200,000 shares of common stock on conversion of note payable, September 2004	-	-	200,000	200	4,968	-
Net loss for the year ended December 31, 2004	-	-	-	-	-	(2,129)
BALANCE, December 31, 2004	-	-	950,000	950	51,718	(102,517)

Issued 1,450,000 shares of common stock for cash of $7,250, or $.005 per share September 2005	-	-	1,450,000	1,450	5,800	-
Net loss for the year ended December 31, 2005	-	-	-	-	-	(19,843)
BALANCE, December 31, 2005	-	-	2,400,000	2,400	57,518	(122,360)

Issued 200,000 shares of common stock on conversion of note payable, June 2006	-	-	200,000	200	5,348	-
Imputed interest on shareholder advances	-	-	-	-	3,409	-
Net loss for the year ended December 31, 2006	-	-	-	-	-	(18,353)
BALANCE, December 31, 2006	-	-	2,600,000	2,600	66,275	(140,713)

Issued 200,000 shares of common stock on conversion of note payable, December 2007	-	-	200,000	200	5,602	-
Imputed interest on shareholder advances	-	-	-	-	5,235	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(20,363)
BALANCE, December 31, 2007	-	-	2,800,000	2,800	77,112	(161,076)

Imputed interest on shareholder advances	-	-	-	-	6,876	-
Net loss for the year ended December 31, 2008	-	-	-	-	-	(40,426)
BALANCE, December 31, 2008	-	-	2,800,000	2,800	83,988	(201,502)

Imputed interest on shareholder advances	-	-	-	-	8,888	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	(24,105)
BALANCE, December 31, 2009	-	$-	2,800,000	$2,800	$92,876	$(225,607)

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

			From Inception
			on November 6,
	For the Years Ended		1996 Through
	December 31,		December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net loss	$(24,105)	$(40,426)	$(225,607)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principal	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	8,888	6,876	25,926
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	-	1,416	-
Increase (decrease) in accounts payable	(403)	1,869	10,778
Increase (decrease) in accrued taxes	-	(100)	-
Increase (decrease) in accrued interest – related party	400	400	1,339

Net Cash (Used) by Operating Activities	(15,220)	(29,965)	(165,981)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)

Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	-	59,750
Stock Offering Costs	-	-	(5,000)
Proceeds from issuance of note payable	-	-	20,000
Advance from a shareholder	14,500	30,000	117,000

Net Cash Provided by Financing Activities	14,500	30,000	191,750

Net Increase (Decrease) in Cash	(720)	35	89

Cash at Beginning of Period	809	774	-

Cash at End of Period	$89	$809	$89

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

[Continued]

The accompanying notes are an integral part of these financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the Year Ended December 31, 2009:

During the year ended December 31, 2009, a shareholder made advances to the Company of $14,500. These advances are non-interest bearing and due on demand. The Company is imputing interest at 8%, which is accounted for as a capital contribution. Total imputed interest for 2009 is $8,888.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Freedom Resources Enterprises, Inc. (“the Company”) was organized under the laws of the State of Nevada on November 6, 1996. The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Accounting Standards Codification “ASC” No. 915. The Company originally planned to research and publish a self-improvement book based on the insights and understanding of major world cultures. However, the Company never published the book but instead used the materials gathered from its research to develop a series of eight self-help workshops. Because the Company has not generated expected revenue, on October 1, 2005 the Company decided to pursue other business opportunities. The Company, at the present time, is defined by the SEC as a shell company. A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either no or nominal assets, or assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

Long-Lived Assets - The Company has adopted ASC No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2000, the Company recorded an impairment write-down of $21,285 of manuscript costs.

Income Taxes - The Company accounts for income taxes in accordance with ASC No. 740, “Accounting for Income Taxes” [See Note 8].

The Company adopted the provisions of ASC No. 740, “Accounting for Income Taxes”, on January 1, 2007. As a result of the implementation of ASC No. 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

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

Stock-Based Compensation - The Company has one stock-based employee compensation plan [See Note 5]. The Company accounts for its plan under the recognition and measurement principles of ASC No. 718, “Compensation – Stock Compensation.” The Company has not issued any stock options or warrants under the plan.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC No. 260, “Earnings Per Share” [See Note 10].

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

Recently Enacted Accounting Standards - In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP. This amendment has eliminated the residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – [CONTINUED]

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassification - The financial statements for years prior to December 31, 2009 have been reclassified to conform to the headings and classifications used in the December 31, 2009 financial statements.

Restatement – In November 2007, the Company approved a 1 for 2 reverse stock split. In October 2006, the Company approved a 1 for 2.5 reverse stock split. The financial statements have been restated to reflect these reverse stock splits.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	December 31,	December 31,
	2009	2008

Office equipment	$-	$-

Less: Accumulated depreciation	-	-

	$-	$-

Depreciation expense for the years ended December 31, 2009 and 2008 was $0 and $0, respectively. The property and equipment was disposed of during 2008.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MANUSCRIPTS, TRANSCRIPTS, ETC.

In 1999 and 2000, the Company paid consultants to prepare manuscripts which the Company had planned to publish as a book. In December 2000 the Company recorded an impairment write-down of $21,285 due to the Company not generating any revenues from the manuscripts. A summary of manuscripts, transcripts, etc. consists of the following at:

	December 31,	December 31,
	2009	2008

Manuscripts, transcripts, etc.	$-	$-
Less: Accumulated amortization	-	-
Less: Loss on impairment	-	-

	$-	$-

Amortization expense for the years ended December 31, 2009 and 2008 was $0 and $0, respectively. The manuscripts, transcripts, etc., were disposed of in 2008.

NOTE 4 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company. The note accrues interest at 8% per annum, is due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock. At December 31, 2009, accrued interest amounted to $1,339. The note payable has been extended to August 2012.

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2009 and 2008.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At December 31, 2009 and 2008 there were 2,800,000 shares issued and outstanding.

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

Stock Option Plan - During 1997, the Board of Directors adopted the 1997 Stock Option Plan (“the Plan”). Under the terms and conditions of the Plan, the Board was empowered to grant stock options to employees, officers, directors and consultants of the Company. Additionally, the Board could determine, at the time of the grant, vesting provisions of the grant and whether the options would qualify as incentive stock options under section 422 of the Internal Revenue code. The Plan was approved by the shareholders of the Company at the 1997 shareholder meeting. The total number of shares of common stock available under the Plan could not exceed 750,000 shares. As of December 31, 2009, no options had been issued under the Plan. On February 20, 2008 the Board of Directors extinguished the plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – During 2009, 2008, 2007 and 2006, an officer/shareholder of the Company advanced $117,000 to the Company. At December 31, 2009 and December 31, 2008, the Company owed $117,000 and $102,500, respectively, to the officer/shareholder. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. For the years ended December 31, 2009 and 2008, respectively, the Company imputed interest expense of $8,888 and $6,876. The imputed interest has been contributed to Capital in Excess of Par.

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

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes.” ASC No. 740, requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2009, unused operating loss carryforwards of approximately $202,000 which may be applied against future taxable income and which expire in various years through 2029. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $70,700 and $ 60,400 as of December 31, 2009 and 2008, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $10,300 during the year ended December 31, 2009.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended
	December 31,
	2009	2008

Loss from continuing operations available
to common shareholders (numerator)	$(24,105)	$(40,426)

Cumulative effect of change in accounting
principle (numerator)	$-	$-

Weighted average number of common
shares outstanding used in loss per share
for the period (denominator)	2,800,000	2,800,000

At December 31, 2009, the Company had notes payable convertible into 200,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In 1996, the Company paid $288 in organization costs which reflect amounts expended to organize the Company. The Company was previously amortizing the costs, but during 1998, in accordance with ASC No. 720, the Company expensed the remaining $221 in organization costs which has been accounted for as a change in accounting principle.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through February 24, 2010 and has determined there are no items to disclosed.