Form 10-Q
period 2010-03-31
FREEDOM RESOURCES ENTERPRISES INC
filed 2010-04-26
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2010:  2,800,000

FREEDOM RESOURCES ENTERPRISES, INC.

FORM 10-Q

MARCH 31, 2010

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	3

	Unaudited Condensed Balance Sheets – March 31, 2010 and December 31, 2009	5

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2010 and 2009, and from inception on November 6, 1996 through March 31, 2010	6

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and from inception on November 6, 1996 through March 31, 2010	7

	Notes to Unaudited Condensed Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4T. Controls and procedures	11

PART II.	OTHER INFORMATION*	11

	Item 6. Exhibits.	11

	Signatures	12

*(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets, March 31, 2010 and December 31, 2009	5

-	Unaudited Condensed Statements of Operations, for the three months ended March 31, 2010 and 2009 and from inception on November 6, 1996 through March 31, 2010	6

-	Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2010 and 2009 and from inception on November 6, 1996 through March 31, 2010	7

-	Notes to Unaudited Condensed Financial Statements	8-9

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009

CURRENT ASSETS:
Cash	$169	$89

PROPERTY AND EQUIPMENT, net	-	-

OTHER ASSETS:
Manuscripts and transcripts, net	-	-

Total Assets	$169	$89

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,664	$6,681
Accrued interest – related party	1,439	1,339
Advances from shareholders	119,500	117,000

Total Current Liabilities	131,603	125,020

LONG-TERM LIABILITIES:
Convertible notes – related party	5,000	5,000

Total Liabilities	136,603	130,020

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
2,800,000 shares issued and outstanding	2,800	2,800
Capital in excess of par value	95,218	92,876
Deficit accumulated during the
development stage	(234,452)	(225,607)

Total Stockholders' Equity (Deficit)	(136,434)	(129,931)

	$169	$89

Note: The balance sheet at December 31, 2009 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From Inception
	For the Three		on November 6,
	Months Ended		1996 Through
	March 31,		March 31,
	2010	2009	2010

REVENUE	$-	$-	$3,560

EXPENSES:
Depreciation and amortization	-	-	4,174
General and administrative	6,403	8,131	172,264
Research and development	-	-	15,674
Impairment of long-lived assets	-	-	21,285

Total Expenses	6,403	8,131	213,397

LOSS BEFORE OTHER INCOME
(EXPENSE)	(6,403)	(8,131)	(209,837)

OTHER INCOME (EXPENSE):
Interest income	-	-	1,216
Interest expense – related party	(2,442)	(2,175)	(29,707)
Gain on settlement of debt	-	-	4,097

Total Other Income (Expense)	(2,442)	(2,175)	(24,394)

LOSS BEFORE INCOME TAXES	(8,845)	(10,306)	(234,231)

CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(8,845)	(10,306)	(234,231)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(221)

NET LOSS	$(8,845)	$(10,306)	$(234,452)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE
COMMON SHARES	2,800,000	2,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FREEDOM RESOURCES ENTERPRISES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	For the Three		on November 6,
	Months Ended		1996 Through
	March 31,		March 31,
	2010	2009	2010
Cash Flows from Operating Activities:
Net loss	$(8,845)	$(10,306)	$(234,452)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	-	-	2,432
Depreciation expense	-	-	1,742
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Non-cash expenses	2,342	2,075	28,268
Changes in assets and liabilities:
Increase (decrease) in accounts payable	3,983	5,386	14,761
Increase (decrease) in accrued taxes	-	-	-
Increase in accrued interest – related party	100	100	1,439
Decrease in prepaid expense	-	-	-
Net Cash Provided (Used) by Operating Activities	(2,420)	(2,745)	(168,401)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(1,742)
Organization costs	-	-	(288)
Cost of manuscripts	-	-	(23,650)
Net Cash (Used) by Investing Activities	-	-	(25,680)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	59,750
Stock offering costs	-	-	(5,000)
Proceeds from issuance of notes payable	-	-	20,000
Advances from a shareholder	2,500	2,000	119,500
Net Cash Provided by Financing Activities	2,500	2,000	194,250

Net Increase (Decrease) in Cash	80	(745)	169

Cash at Beginning of Period	89	809	-

Cash at End of Period	$169	$64	$169

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2010:

The Company imputed interest on advances, which totaled $2,342. The amount was contributed to capital by a related party.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2010 and the results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements included in its annual report on Form 10-K. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In August 2006, the Company issued a $5,000 note payable to a shareholder of the Company. The note accrues interest at 8% per annum, was due in August 2008, and is convertible with accrued interest into 200,000 shares of common stock. At March 31, 2010, accrued interest amounted to $1,439. The note payable has been extended to March 25, 2012.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2010.

Common Stock – The Company has authorized 100,000,000 shares of Common Stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At March 31, 2010, there were 2,800,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from a Shareholder – In March 2010 and during 2009, 2008, 2007, and 2006, an officer and shareholders of the Company advanced at total of $119,500 to the Company. At March 31, 2010, and December 31, 2009, the Company owed $119,500 and $117,000, respectively, to the officer and shareholders. The advances bear no interest and are due on demand; however, the Company is imputing interest at 8% per annum. During the three month period ended March 31, 2010 and 2009, respectively, the Company imputed interest expense of $2,342 and $2,075. The imputed interest has been contributed to Capital in Excess of Par.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 23, 2010 and determined there were no events to disclose.

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

Description of Business.

Freedom Resources Enterprises, Inc. was incorporated in the State of Nevada on November 6, 1996, to research and publish a self-improvement book based on the insights and understandings of major world cultures. The working title for the proposed book was Personal Freedom and Prosperity. We did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops. Each self-taught workshop consisted of an audiotape and a workbook. The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintains a website dedicated to self-improvement products and education. As of March 31, 2010, we have total revenue of $3,560 since inception on November 6, 1996. Because we had not generated expected revenue, on October 1, 2005 we decided to pursue other business opportunities.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders. We have been engaged in preliminary discussions with a party seeking to acquire control of the Company. We have retained counsel to assist management in the acquisition process and have furnished certain due diligence materials on a confidential basis in connection with these preliminary discussions. However, no letter of intent has been executed by either party and there are currently no agreements with respect to any acquisition, nor can an assurance be given that we will ever consummate any such transaction.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Three Month Period Ended March 31, 2010 and 2009

Our revenues since inception total $3,560 and we have a cumulative net loss of $234,452 from inception through March 31, 2010. Our revenues for the three months ending March 31, 2010, were $0 compared to $0 for the same period in 2009. For the three months ending March 31, 2010, net loss was $8,845 compared to $10,306 for the same period in 2009. Expenses during the three months ended March 31, 2010, consisted of $6,403 in general and administrative expense, $2,442 in interest expense, and $0 in depreciation and amortization. Expenses during the comparable period in 2009 consisted of $0 in depreciation and amortization, $2,175 in interest expense, and $8,131 in general and administrative expenses. The Company has one $5,000 convertible promissory note issued to a shareholder. Accrued interest on the note totaled $1,439 and $1,039 at March 31, 2010 and 2009, respectively.

As of March 31, 2010, our total assets were $169 consisting of cash. Total liabilities at March 31, 2010 were $136,603 consisting of $10,664 in accounts payable, $1,439 in accrued interest to related parties, convertible notes payable to a shareholder of $5,000, and shareholder advances of $119,500. The shareholder advances bear no interest, are due on demand, and were made by the President and shareholders of the Company; however, the Company is imputing interest at 8% per annum. During the three months ended March 31, 2010 and 2009, respectively, the Company imputed interest expense of $2,342 and $2,075.

Liquidity and Capital Resources

At March 31, 2010, we had $169 in cash and have had total revenues since inception of $3,560. We estimate that general and administrative expenses for the next twelve months will be approximately $24,000. At March 31, 2010, we also had total liabilities of $136,603. As a result, we will need to generate up to $160,000 to pay our debts and meet our ongoing financial needs. Since inception we have primarily financed our operations through the sale of common stock. In order to raise the necessary capital to maintain our reporting company status, we may sell additional stock, arrange debt financing or seek advances from our officers or shareholders. We do not have any commitments for financing.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 23, 2010

By   /s/ Neil Christiansen

Neil Christiansen, President

(Chief Executive Officer,

Principal Financial Officer,

and Chief Accounting Officer)