Form 10-Q
period 2010-06-30
COLOMBIA CLEAN POWER & FUELS, INC
filed 2010-08-16
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-32735

COLOMBIA CLEAN POWER & FUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4265 San Felipe Street, Suite 1100, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(832) 327-7417
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
Yes ☐  No ☐

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
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2010: 20,280,001

COLOMBIA CLEAN POWER & FUELS, INC.
FORM 10-Q
JUNE 30, 2010

INDEX

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 20, 2010 and 2009 and From Inception on November 6, 1996 through June 30, 2010.	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009 and From Inception on November 6, 1996 through June 30, 2010.	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4. Controls and Procedures	14
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	15
Signatures	16

PART I.
Financial Information

Item 1. Financial Statements

COLOMBIA CLEAN POWER & FUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(1)
ASSETS
Current Assets
Cash and Cash Equivalents	$459,011	$89
Other Current Assets	36,689	-
Total Current Assets	495,700	89
Property and Equipment
Mining Concession	9,471	-
TOTAL ASSETS	$505,171	$89

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$87,722	$6,681
Accrued Interest Related Party	-	1,339
Loans from Officers & Directors	5,100	117,000
Total Current Liabilities	92,822	125,020
Long Term Liabilities
Convertible Notes - Related Party	-	5,000
Convertible Notes Payable (Net of Issuance Discount)	491,575	-
Total Long Term Liabilities	491,575	5,000
Total Liabilities	584,397	130,020
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 20,280,000 shares and 1,120,000 shares issued and outstanding, respectively	20,280	1,120
Additional Paid in Capital	249,605	94,556
Deficit Accumulated during the Development Stage	(350,435)	(225,607)
Other Comprehensive Income	1,324	-
Total Stockholders' Equity (Deficit)	(79,226)	(129,931)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$505,171	$89

(1) Derived from the audited financial statements at December 31, 2009.

COLOMBIA CLEAN POWER & FUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three		Six		From Inception on
	Months Ended		Months Ended		Nov. 6, 1996
	June 30,		June 30,		through June 30,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	3,560

Expenses
Depreciation and Amortization	-	-	-	-	4,174
General and Administrative	112,861	2,620	119,264	10,751	285,125
Research and Development	-	-	-	-	15,674
Impairment of Long - Lived Assets	-	-	-	-	21,285

Total Expenses	112,861	2,620	119,264	10,751	326,258

Loss Before Other Income (Expense)	(112,861)	(2,620)	(119,264)	(10,751)	(322,698)

Other Income (Expense)
Interest Expense, net	(3,122)	(2,282)	(5,564)	(4,457)	(31,613)
Gain on Settlement of Debt	-	-	-	-	4,097

Total Other Income (Expense)	(3,122)	(2,282)	(5,564)	(4,457)	(27,516)

Loss Before Income Taxes	(115,983)	(4,902)	(124,828)	(15,208)	(350,214)

Current Tax Expense	-	-	-	-	-
Deferred Tax Expense	-	-	-	-	-

Net Loss Before Cumulative Effect of Change in GAAP	(115,983)	(4,902)	(124,828)	(15,208)	(350,214)

Cumulative Effect of Change in GAAP	-	-	-	-	(221)

Net Loss	(115,983)	(4,902)	(124,828)	(15,208)	(350,435)

Other Comprehensive Income
Gain on Foreign Currency Translation	1,324	-	1,324	-	1,324

Total Comprehensive Loss	$(114,659)	$(4,902)	$(123,504)	$(15,208)	$(349,111)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares	12,489,670	1,120,000	6,836,243	1,120,000

COLOMBIA CLEAN POWER & FUELS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30		From Inception on November 6, 1996 through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(124,828)	$(15,208)	$(350,435)
Adjustments to reconcile net loss to net cash used by operating activities:			-
Stock compensation cost	17,904	-	17,904
Amortization of discount on note payable	246	-	246
Depreciation and amortization	-	-	4,174
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Changes in assets and liabilities:			-
Other current assets	(11,689)		(11,689)
Accounts payable and accrued liabilities	81,141	4,570	119,184

Net cash used in operating activities	(37,226)	(10,638)	(203,207)

Cash flows from investing activities:
Increase in property and equipment	(9,471)	-	(11,213)
Increase in in manuscripts and other	-	-	(23,938)

Net cash used in investing activities	(9,471)	-	(35,151)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	475,000	-	495,000
Net proceeds from issuance of common stock	100,000	-	154,750
Advances (repayments) from officers, directors and shareholders	(70,705)	10,000	46,295

Net cash provided by financing activities	504,295	10,000	696,045

Effect of exchange rate currency changes on cash and cash equivalents	1,324	-	1,324

Net increase in cash and cash equivalents	458,922	(638)	459,011

Cash and cash equivalents at beginning of period	89	809	-

Cash and cash equivalents at end of period	$459,011	$171	$459,011

Supplemental disclosure of noncash financing activities:
Issuance of stock warrants in connection with debt	$8,671	$-	$8,671
Issuance of common stock in connection with conversion of note payable	$6,439	$-	$6,439
Extinguishment of payable to a related party treated as equity contribution	$38,853	$-	$38,853

COLOMBIA CLEAN POWER & FUELS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

Colombia Clean Power & Fuels, Inc. (the “Company”) is a development stage company engaged in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  The Company anticipates that its initial operations will include the mining of high-grade, metallurgical coal and coal coking, and that, within the next several years, its operations will include power generation and alternative energy production, such as coal gasification and coal-to-liquids. The Company adopted its new operating strategy based on the size of the Colombia coal market, and opportunities it has identified to acquire substantial coal resources and to build mines in Colombia.

Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents.  As the nation’s second largest export item after oil, investment and development of sustainable coal mining is an important priority for the Colombian government.  In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state. The Company is in the process of securing concessions in the Santander region of Colombia.  The Company has established an initial target to control over 300 million tons of metallurgical coal through concessions.  The Santander region was selected because of its large metallurgical coal resources, its location on the Magdalena River with river access for shipping, and its proximity to Colombia’s main pipeline and several other refined products pipelines.  Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves

The Company’s current operations are focused on exploration and development activities.  The Company has retained leading engineering and geological services firms in the U.S. and Colombia to conduct exploration work in selected concessions under consideration for acquisition by the Company.  The Company’s team of executives, advisors and partners is comprised of experienced entrepreneurs and business professionals in the U.S., Colombia and China that have a broad breadth of experience in coal mining and clean coal technologies as well as substantial industry relationships.

Through a wholly-owned subsidiary, the Company owns 100% of Energia Andina Santander Resources S.A.S., a Colombian company established to acquire and develop coal concessions.  Energia Andina Santander Resources S.A.S. has established a corporate office in Bogota and is in the process of recruiting its team of operations, technical, financial, logistics, mining and marketing employees and consultants.

History and Basis of Reporting

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2010. The accompanying (a) balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although it believes that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company's consolidated financial position as of June 30, 2010, and its consolidated results of operations and comprehensive loss, and cash flows for the three months and six months ended June 30, 2010.

The consolidated financial statements have been prepared in accordance accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

The Company was incorporated in the State of Nevada on November 6, 1996 under the name “Freedom Resources Enterprises, Inc.” to research and publish a self-improvement book based on the insights and understandings of major world cultures.  The working title for the proposed book was Personal Freedom and Prosperity.  The Company did not publish the book, but instead used materials gathered during our research to develop a series of eight self-help workshops.  Each self-taught workshop consisted of an audiotape and a workbook.  The workshops were sold online under a marketing agreement with Life Discovery Institute, a related party that maintained a website dedicated to self-improvement products and education.  As of September 30, 2005, however, the Company had generated total revenue of only $3,560 since inception.  Because the Company had not generated the expected revenue, in October 2005 it ceased all business operations and decided to pursue other business opportunities.

From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholder’s investment in its common shares.

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 47,700,000 shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 11,700,000 shares of the Company's common stock to certain related parties. As of June 30, 2010, LIFE owned approximately 71.1% of the outstanding shares of the Company.

In July 2010, the Company effected a reverse stock split of two shares for every five shares of common stock outstanding. Accordingly, outstanding shares of common stock and stock options were adjusted to account for the effects of the reverse stock split.

Effective July 28, 2010, the Company changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations and Risks

Substantially all of the Company's assets are located in the USA and in Colombia.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less, at the date of purchase, to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents and convertible notes payable. The Company believes its financial instruments approximate their fair values due to their short-term maturities or the nature and terms of the notes.

Other Current Assets

Other current assets include direct expenses incurred as a result of the Company’s Note financing, for which the first closing was held on June 9, 2010 (see Note 4).  Placement agent fees and other direct costs incurred in this transaction were paid immediately but are amortized over the life of the Notes.

Property and Equipment

Property and equipment consist of a deposit on a mining concession in Santander, Colombia.  The Company placed a deposit on the mining concession in June 2010, and subsequently completed the acquisition of the concession in July 2010. The deposit on the mining concession is being valued at cost.

Derivative Instruments

The Company does not utilize derivative or hedge instruments in its financing activities.

Foreign Currency Translation

The Company and its wholly-owned British Virgin Islands Subsidiary Energia Andina Santander Ltd., maintain accounting records using U.S. dollars. Energia Andina Santander Resources S.A.S., the Company’s Colombian subsidiary, maintains accounting records using the Colombian Peso.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of Energia Andina Santander Resources S.A.S. (whose functional currency is the Peso) are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded as currency translation adjustment within the “stockholder’s equity.”

Comprehensive Income

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Peso to U.S. dollars is reported as currency translation adjustment in the statements of operations and comprehensive loss and stockholders’ equity (deficit).

Earnings (Loss) Per Share

Earnings (loss) per share in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share." ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

The Company's potentially dilutive common shares include convertible notes, stock options and stock warrants. As of June 30, 2010, the Company had 360,000 stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into, an aggregate of 360,000 shares of common stock that were considered potentially dilutive common shares, and stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into, an aggregate of 780,000 shares of common stock that were considered anti-dilutive. However, the basic and diluted earnings per share are the same for the three months and six months ended June 30, 2010 and 2009 because the Company was in a net loss position. See Note 5.

Earnings (loss) per share are reflective of a two-for-five reverse stock split that occurred on July 28, 2010. Per ASC 260, “if the number of common shares outstanding decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.”

Segments

The Company operates in one business segment.

Reclassification

Certain balances in the prior period financial statements were reclassified to conform to the current period presentation.

2.           PRIVATE PLACEMENT

On May 6, 2010, the Company entered into a Subscription Agreement with LIFE.  Pursuant to the Subscription Agreement, the Company sold an aggregate of 47,700,000 shares (the “Shares”) of its common stock, to LIFE for an aggregate purchase price of $100,000, which funds were used to eliminate the Company’s then current liabilities.  The Shares represented 94.1% of the Company’s issued and outstanding shares of common stock immediately following the transaction, and the transaction resulted in a change in control of the Company.

At the closing, Neil Christiansen resigned as the Company’s President, effective immediately, and Edward Mooney was appointed the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors.  At the closing, Daniel Carlson was also appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

Simultaneous with the closing of the Subscription Agreement, the following transactions occurred to reflect the payment of $100,000 of the purchase price to reduce the Company’s liabilities as follows:  $10,664 to pay accounts payable; $8,689 to pay expenses incurred subsequent to March 31, 2010; and $80,647 to pay advances to related parties.  Related parties forgave $38,853 of loans due to them, which has been recorded as a capital contribution.

Also simultaneous with the closing of the Subscription Agreement, the Company issued 200,000 shares of its common stock upon conversion of a note payable in the amount of $5,000 and related accrued interest of $1,439.

Subsequent to the above-referenced transactions, the Company had 50,700,000 shares outstanding prior to the reverse split of July 28, 2010. As of June 30, 2010, the adjusted shares outstanding were 20,280,000.

3.           CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $87,722 existed at June 30, 2010.  This figure represented professional fees incurred during May and June, 2010 related to the purchase of a controlling interest in the Company by LIFE, as well as fees incurred by auditors and financial professionals.

4.           CONVERTIBLE NOTES PAYABLE

Notes Payable

On June 9, 2010, the Company issued $500,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  The proceeds of the offering of promissory notes are being used to fund development stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.  The Company may seek to issue up to an additional $2 million in Notes and utilize net proceeds to expand operations and acquire coal concessions.

This transaction was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended, and Regulation D promulgated thereunder.  The Notes accrue interest at an annual rate of 10%.  Principal and interest are due on June 30, 2012.  The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock. At the closing of the Note issuance, the Company issued to the Note investors a total of 200,000 five-year warrants with a strike price of $0.01 per share. The discount on Notes Payable of $8,671 reflects the Black-Scholes Fair Market Value of these warrants, which was also reflected as an increase in Additional Paid in Capital.  The discount on Notes Payable is amortized over the life of the notes and appears in the Statement of Operations and Comprehensive Loss as an interest expense.

5.           EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net loss for basic and diluted earnings (loss) per share	$(115,983)	$(4,902)	$(124,828)	$(15,208)

Weighted average shares used in basic and diluted computation	12,489,670	1,120,000	6,836,243	1,120,000

Earnings (loss) per share:

Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

6.           STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the financial statements.

Issuance of Warrants and Options

The Company is seeking to recruit and retain experienced professionals from the global energy, natural resource development and mining industries.  The Company will seek to offer compensation that is commensurate with the qualifications of future employees and advisors, including the ability to offer equity participation with vesting provisions typical of early-stage public companies.  On May 12, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (“Incentive Plan”), The Incentive Plan gives the Company the ability to grant stock options, stock appreciation rights (“SARs”), restricted stock and stock bonuses (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of the Company’s advisory board or the board of directors of the Company or the Company’s subsidiaries.

The Board of Directors has authorized  3,300,000 shares of common stock for issuance under the Incentive Plan. In the event of any change in the number of shares of Company common stock outstanding by reason of any stock dividend or split, reverse stock split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the maximum number of shares of common stock with respect to which the Board of Directors may grant awards, appropriate adjustments will be made to the shares subject to the Incentive Plan and to any outstanding Awards. Shares available for Awards under the Incentive Plan may be either newly-issued shares or treasury shares. If an Award or portion thereof shall expire or terminate for any reason without having been exercised in full, the unexercised shares covered by such Award shall be available for future grants of Awards under the Incentive Plan.

On May 28, 2010, the Company granted options to purchase an aggregate of 740,000 shares of common stock to an independent board member and various consultants to the Company. The options granted have a five-year term and a strike price of $0.125 per share, with the exception of the options granted to CleanTech IR, which options have a strike price of $0.01 per share.

The following table sets forth the number of options granted and outstanding and the weighted average exercise price:

	Number of shares subject to option 2010	Weighted average exercise price
Outstanding beginning balance	0	-
Granted during the period	740,000	$0.1125
Forfeited/Canceled/Expired during the period	-	-
Exercised during the period	0	-
Outstanding at end of period	740,000	$0.1125
Exercisable at end of period	200,000	$0.111

The aggregate grant date fair value of stock option awards granted were determined in accordance with ASC Topic 718 (formerly SFAS123(R).  The Company uses the Black-Scholes Options Pricing Model (Black-Scholes) to estimate fair value of its stock-based awards.  Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. If the Company had made different assumptions, the amount of its deferred stock-based compensation, stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The Company believes that it has used reasonable methodologies, approaches and assumptions to determine the fair value of its common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

 With the exception of the 100,000 stock options granted to Cleantech IR, 25% of the options shall vest immediately on the grant date, 25% of the options vest on the first anniversary of the grant date, and 25% of the options vest annually on each of the next two (2) anniversaries of the initial vesting date. 40% of the 100,000 options granted to CleanTech IR vest immediately; while the remaining 60% will vest upon meeting the condition that is tie-up to the Company's financing.  All options have a five year term, and expire on May 27, 2015. The exercise price of the stock options is equal to the greater of $0.05 per share or the closing price of the common stock on the grant date. The closing bid price of the common stock on both May 28, 2010 and June 9, 2010 was $0.05 per share. The aggregate intrinsic value of the outstanding options at June 30, 2010 was $4,000.  The actual value, if any, an optionee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes pricing model.

On June 9, 2010, the Company issued five-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.01 to the investors in the Note financing.  The value of these warrants has been accounted for in shareholder’s equity as an increase in additional paid in capital.

7.           RELATED PARTY TRANSACTIONS

As of the date of this report, LIFE owns approximately 71.1% of the outstanding shares of the Company.

On June 24, 2010, a large stockholder of the Company through his holdings in our majority shareholder, LIFE, loaned the Company $5,000 to pay for certain expenses related to mining concession acquisitions in Colombia.

Edward Mooney, the Company’s Chief Executive Officer and a Director, is the sole Managing Member of LIFE.  Daniel Carlson, the Company’s Chief Financial Officer, is Chief Financial Officer of LIFE.  Messrs. Mooney and Carlson have entered into employment agreements with the Company.

On August 3, 2010, the Company entered into a management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing.

8.           Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010 as compared to the recent accounting pronouncements disclosed in the annual report that are of material significance to the Company.

9.           Subsequent Events

In accordance with the provisions of FASB Accounting Standards Codification 855, Subsequent Events, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Other than the change in name, reverse stock split, and other matters already disclosed. Management determined that there were no subsequent events other than the change in name, reverse stock split and other matters already disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from such larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

We are a development stage company, and currently engage in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  The Company anticipates that its primary operations will include the mining of high-grade, metallurgical coal, coal coking, power generation and alternative energy production, such as coal gasification and coal-to-liquids.

We completed a name change to Colombia Clean Power & Fuels, Inc., effective July 28, 2010.   The name change reflects our proposed new operating business, which is to acquire and develop coal mining assets, and mine and sell coal, coke and coal by-products using traditional and clean coal techniques – primarily in Colombia, South America.

We were incorporated under the name Freedom Resources Enterprises, Inc. in the State of Nevada on November 6, 1996 to research and publish a self-improvement book based on the insights and understandings of major world cultures and subsequently developed a series of self improvement workshops and materials that we sold online under a marketing agreement with Life Discovery Institute, a related party that maintained a website dedicated to self-improvement products and education.  As of September 30, 2005, however, we had generated total revenue of only $3,560 since inception.  Because we had not generated the expected revenue, in October 2005,management ceased all business operations and decided to pursue other business opportunities.

On May 6, 2010, we entered into a Subscription Agreement with LIFE Power & Fuels LLC (“LIFE”), pursuant to which we issued to LIFE 47,700,000 shares of our common stock, which shares represented approximately 94.1% of our issued and outstanding shares of common stock at such time, elected one new director to our board of directors and changed our management team.  Concurrently with the Closing, we ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations.

In July 2010, the Company effected a reverse stock split of two shares for every five shares of common stock outstanding.  Effective July 28, 2010, the Company also changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

Refer to Note 8 in the notes to unaudited condensed consolidated financial statements for a discussion of new accounting standards.

Three-Month Period Ended June 30, 2010 and 2009

Our revenues since inception total $3,560 and we have a cumulative net loss of $350,435 from inception through June 30, 2010. We did not have any revenues for the three months ended June 30, 2010 or 2009. For the three months ended June 30, 2010, our net loss was $115,983 compared to $4,902 for the same period in 2009. The increase in our net loss was due to increased expenses, primarily outside professional services for legal and accounting services (including options issued to outside professionals as part of their compensation), related to our recommencing operations during the second quarter of 2010. Expenses during the three months ended June 30, 2010, consisted of $112,861 in general and administrative expense and $3,122 in interest expense. Expenses during the same period in 2009 consisted of $2,282 in interest expense and $2,620 in general and administrative expenses. We have $500,000 in convertible notes issued to investors. The notes were issued in June, 2010 and accrued interest on the notes totaled $1,439 at June 30, 2010.  Loss per share in the three months ended June 30, 2010 was ($0.01) compared to a loss of ($0.00) in the three months ended June 30, 2009.

Six-Month Period Ended June 30, 2010 and 2009

We did not have any revenues for the six months ended June 30, 2010 or 2009. For the six months ended June 30, 2010, our net loss was $124,828 compared to $15,208 for the same period in 2009. The increase in our net loss was due to increased expenses, primarily outside professional services in legal and accounting (including options issued to outside professionals as part of their compensation), related to our recommencing operations during the second quarter of 2010.  Expenses during the six months ended June 30, 2010, consisted of $119,264 in general and administrative expense and $5,564 in interest expense. Expenses during the same period in 2009 consisted of $4,457 in interest expense, and $10,751 in general and administrative expenses. Loss per share for the six months ended June 30, 2010 was ($0.02) compared to a similar loss of ($0.01) in the same period of 2009.

Liquidity and Capital Resources

At June 30, 2010, we had $459,011 in cash and approximately $403,000 in working capital. At June 30, 2010, we also had total liabilities of $584,397. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

As of June 30, 2010, our total assets were $505,171 consisting of cash, prepaid expenses and mining concessions. The increase in assets is a result of our Note issuance on June 9, 2010 in which we issued $500,000 of notes to investors. Total liabilities at June 30, 2010 were $584,397 consisting of $10,357 in wages payable, $74,488 in accounts payable, $2,877 in accrued interest, notes payable of $491,575 (net of a $8,425 discount on Notes payable due to warrant issuance), and $5,100 in loans from Officers and Directors. The increase in accounts payable was a result of the Company recommencing operations in June, 2010. The loans from Officers and Directors bear no interest, are due on demand, and were made by the President and a large shareholder of the Company.

Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended December 31, 2009 expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Management Compensation

During the second quarter of 2010, no compensation was paid to management.

Off Balance-Sheet Arrangements

There are no off-balance sheet arrangements or obligations that are not disclosed in the financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our lack of employees results in our inability to have a sufficient segregation of duties within our accounting and financial activities. This constitutes a material weakness in our corporate governance structure and internal controls.

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date we carried out our most recent evaluation.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 9, 2010, we issued to various investors in a private placement (i) $500,000 in aggregate principal amount of 10% convertible notes, and (ii) five-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.01 per share.   A cash fee of $25,000 was paid as a commission as part of this capital raising transaction. This transactions was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

August 16, 2010	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer (Principal Executive Officer)

August 16, 2010	By:	/s/ Daniel Carlson
Daniel Carlson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).