Form 10-Q
period 2010-09-30
COLOMBIA CLEAN POWER & FUELS, INC
filed 2010-11-15
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.
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
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,340,001 shares of common stock, par value $.001 per share, were outstanding as of November 11, 2010.

COLOMBIA CLEAN POWER & FUELS, INC.
FORM 10-Q
SEPTEMBER 30, 2010

INDEX

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 20, 2010 and 2009 and From Inception on November 6, 1996 through September 30, 2010 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and From Inception on November 6, 1996 through September 30, 2010 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	15
Signatures	16

PART I.
Financial Information

Item 1. Financial Statements

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2010	December 31, 2009 (1)
ASSETS
Current Assets
Cash and Cash Equivalents	$861,655	$89
Other Current Assets	163,540	-
Total Current Assets	1,025,195	$89
Property and Equipment
Mining Concession	263,767	-
Other Assets	68,886	-
TOTAL ASSETS	$1,357,848	$89

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$241,773	6,681
Accrued Interest Related Party	-	1,339
Loans from Officers & Directors	5,100	117,000
Total Current Liabilities	246,873	125,020
Long Term Liabilities
Convertible Notes - Related Party	-	5,000
Convertible Notes Payable (Net of Issuance Discount)	1,607,617	-
Accrued Interest on Convertible Notes Payable	21,137	-
Total Long Term Liabilities	1,628,754	5,000
Total Liabilities	1,875,626	130,020
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 20,280,001 shares and 1,120,000 shares issued and outstanding, respectively	20,280	1,120
Additional Paid in Capital	533,664	94,556
Deficit Accumulated during the Exploration Stage	(1,069,260)	(225,607)
Other Comprehensive Loss	(2,462)	-
Total Stockholders' Deficit	(517,778)	(129,931)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,357,848	$89

(1) Derived from the audited financial statements at December 31, 2009.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three		For the Nine		From Inception on
	Months Ended		Months Ended		Nov. 6, 1996
	September 30,		September 30,		through September 30,
	2010	2009	2010	2009	2010
Revenue	$-	$-	$-	$-	$3,560

Expenses
Depreciation and Amortization	-	-	-	-	4,174
General and Administrative	698,978	2,066	818,242	12,817	984,103
Research and Development	-	-	-	-	15,674
Impairment of Long - Lived Assets	-	-	-	-	21,285

Total Expenses	698,978	2,066	818,242	12,817	1,025,236

Loss Before Other Income (Expense)	(698,978)	(2,066)	(818,242)	(12,817)	(1,021,676)

Other Income (Expense)
Interest Expense, net	(19,848)	(2,391)	(25,411)	(6,848)	(51,460)
Gain on Settlement of Debt	-	-	-	-	4,097

Total Other Income (Expense)	(19,848)	(2,391)	(25,411)	(6,848)	(47,363)

Loss Before Income Taxes	(718,825)	(4,457)	(843,653)	(19,665)	(1,069,039)

Current Tax Expense	-	-	-	-	-
Deferred Tax Expense	-	-	-	-	-

Net loss before cumulative effect of change in accounting principles	(718,825)	(4,457)	(843,653)	(19,665)	(1,069,039)

Cumulative Effect of Change in accounting principles	-	-	-	-	(221)

Net Loss	(718,825)	(4,457)	(843,653)	(19,665)	(1,069,260)

Other Comprehensive Loss
Loss on Foreign Currency Translation	(3,786)	-	(2,462)	-	(2,462)

Total Comprehensive Loss	$(722,611)	$(4,457)	$(846,115)	$(19,665)	$(1,071,722)

Basic and Diluted Loss per Common Share	$(0.04)	$(0.00)	$(0.07)	$(0.02)

Weighted Average Common Shares	20,280,001	1,120,000	11,366,740	1,120,000

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on November 6, 1996 through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(843,653)	$(19,665)	$(1,069,260)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation cost	26,253	-	26,253
Amortization of discount on note payable	1,833	-	1,833
Depreciation and amortization	-	-	4,174
Loss on impairment of long-lived assets	-	-	21,285
Effect of change in accounting principle	-	-	221
Gain on settlement of debt	-	-	(4,097)
Changes in assets and liabilities:
Other current assets	460	300	460
Other assets	(68,886)	-	(68,886)
Accounts payable and accrued liabilities	235,192	4,464	273,235
Accrued Interest	21,138	-	21,138

Net cash used in operating activities	(627,663)	(14,901)	(793,644)

Cash flows from investing activities:
Increase in property and equipment	(263,767)	-	(265,509)
Increase in other assets	-	-	(23,938)

Net cash used in investing activities	(263,767)	-	(289,447)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	1,726,000	-	1,746,000
Net proceeds from issuance of common stock	100,000	-	154,750
Advances from officers, directors and shareholders	(70,542)	14,500	46,458

Net cash provided by financing activities	1,755,458	14,500	1,947,208

Effect of exchange rate currency changes on cash and cash equivalents	(2,462)	-	(2,462)

Net increase in cash and cash equivalents	861,566	(401)	861,655

Cash and cash equivalents at beginning of period	89	809	-

Cash and cash equivalents at end of period	$861,655	$408	$861,655

Supplemental disclosure of noncash financing activities:
Issuance of stock warrants in connection with debt	$284,217	$-	$284,217
Issuance of common stock in connection with conversion of note payable	$6,439	$-	$6,439
Extinguishment of payable to a related party	$38,853	$-	$38,853

COLOMBIA CLEAN POWER & FUELS, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Overview

Colombia Clean Power & Fuels, Inc. (the “Company”) is an exploration stage company engaged in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  The Company anticipates that its initial operations will include the mining of high-grade, metallurgical coal and coal coking, and that, within the next several years, its operations will include power generation and alternative energy production, such as coal gasification and coal-to-liquids.  The Company adopted its new operating strategy based on the size of the Colombia coal market and opportunities it has identified to acquire substantial coal resources and to build mines in Colombia.

The Company’s current operations are focused on exploration and development activities.  The Company has retained leading engineering and geological services firms in the U.S. and Colombia to conduct exploration work in selected concessions either acquired or under consideration for acquisition by the Company.  The Company’s team of executives, advisors and partners is comprised of experienced entrepreneurs and business professionals in the U.S., Colombia and China that have a broad breadth of experience in coal mining and clean coal technologies and substantial industry relationships.

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

The focus of the Company since adopting its business strategy has been on (i) acquiring coal concessions in the Santander region of Colombia, (ii) expanding the Comapny’s technical and operational team in Colombia, and (iii) developing strategic partnerships and potential joint ventures for the extraction, processing and sale of coal and coal-based energy products.  To date, the Company has entered into agreements for the acquisition of three concessions totaling 17,481 acres.  The Company has identified additional concessions available for purchase from private parties and is in the process of applying for concessions directly from the Colombian government.  The Company has commenced its mining exploration program on lands under the Company’s control and has also entered into discussions with landholders, equipment providers and contractors in anticipation of its planned development of state-of-the art coal processing facilities and facilities for the production of clean coal fuels.

History and Basis of Reporting

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2010. The accompanying (a) balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X.  As a result, while the Company believes the disclosures made are adequate to make the information not misleading, certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of September 30, 2010, and its consolidated results of operations and comprehensive loss, and cash flows for the three months and nine months ended September 30, 2010.

The consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.

The Company was incorporated in the State of Nevada on November 6, 1996 under the name “Freedom Resources Enterprises, Inc.” to engage in the business of self-help publications and workshops.  Between November 1996 and September 2005, the Company generated only minimal revenues, and in October 2005, the Company ceased all business operations.  From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholder’s investment in its common shares.

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 47,700,000 shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 11,700,000 shares of the Company's common stock to certain related parties. As of September 30, 2010, LIFE owned approximately 71.1% of the outstanding shares of the Company.

On July 28, 2010, the Company effected a reverse stock split of two shares for every five shares of common stock outstanding. Accordingly, outstanding shares of common stock and stock options were adjusted to account for the effects of the reverse stock split.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents and convertible notes payable. The Company believes its financial instruments approximate their fair values due to their short-term maturities or the nature and terms of the notes.

Debit Issuance Costs

Debit issuance costs include direct expenses incurred as a result of the Company’s Note financing (see Note 4).  Placement agent fees and other direct costs incurred in this transaction were paid immediately but are amortized over the life of the Notes using the effective-interest method.

Property and Equipment - Mining Concession

Property and Equipment consists of mining concessions costs, which are recorded at cost as incurred. These costs will be amoritized using the units-of-production method over the estimated recoverable reserves.

Derivative Instruments

The Company does not utilize derivative or hedge instruments in its financing activities.

Foreign Currency Translation

The Company and its wholly-owned British Virgin Islands subsidiary, Energia Andina Santander Ltd., maintain accounting records using U.S. dollars. Energia Andina Santander Resources S.A.S., the Company’s Colombian subsidiary, maintains accounting records using the Colombian Peso.

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

The financial statements of Energia Andina Santander Resources S.A.S. are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  All exchange differences are recorded as currency translation adjustment within the “stockholder’s equity (deficit).”

Comprehensive Income (loss)

The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Pesos to U.S. dollars is reported as currency translation adjustment in the statements of operations and comprehensive loss and stockholders’ equity (deficit).

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, “Earnings Per Share.”  ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

As of September 30, 2010, the Company had stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into, an aggregate of 2,252,000 shares of common stock that were considered anti-dilutive because of a net loss during the three months and nine months ended September 30, 2010 and 2009. See Note 5.

Earnings (loss) per share are reflective of a two-for-five reverse stock split that occurred on July 28, 2010. Per ASC 260, if the number of common shares outstanding decreases as a result of a reverse stock split, the computations of basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

Segments

The Company operates in one business segment.

Reclassification

Certain balances in the prior period financial statements were reclassified to conform to the current period presentation.

2.          PRIVATE PLACEMENT

On May 6, 2010, the Company entered into a Subscription Agreement with LIFE.  Pursuant to the Subscription Agreement, the Company sold an aggregate of 47,700,000 shares (the “Shares”) of its common stock to LIFE for an aggregate purchase price of $100,000, which funds were used to eliminate the Company’s then- current liabilities.  The Shares (19,080,000 shares post reverse stock split) represented 94.1% of the Company’s issued and outstanding shares of common stock immediately following the transaction, and the transaction resulted in a change in control of the Company.

At the closing, Neil Christiansen resigned as the Company’s President, effective immediately, and Edward P. Mooney was appointed the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors.  At the closing, Daniel F. Carlson was also appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

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

Subsequent to the above-referenced transactions, the Company had 50,700,000 shares outstanding prior to the reverse split on July 28, 2010. As of September 30, 2010, the adjusted shares outstanding were 20,280,001.

3.          CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $246,873 existed at September 30, 2010.  This amount represented mainly professional fees incurred during July, August and September, 2010 to mining engineers, accountants and financial professionals, and management fees payable to LIFE.

4.          CONVERTIBLE NOTES PAYABLE

Notes Payable

On or prior to September 30, 2010, in multiple closings, the Company issued $1,890,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  The proceeds of the Note offering are being used to fund exploration-stage activities of the Company, including the identification and analysis of and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

This offering was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended, and Regulation D promulgated thereunder.  The Notes accrue interest at an annual rate of 10%.  Principal and interest are due on June 30, 2012.  The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock.  At the closings of the Note issuance, the Company issued to the Note investors five-year warrants to purchase an aggregate of 756,000 shares of common stock for a purchase price of $0.01 per share.  The total number of warrants issued and outstanding as of September  30, 2010 was 756,000. The discount on Notes Payable of $284,217 reflects the Black-Scholes Fair Market Value of these warrants, which was also reflected as an increase in Additional Paid in Capital.  The discount on Notes Payable is amortized over the life of the Notes and appears in the Statement of Operations and Comprehensive Loss as an interest expense. The balance of the notes payable was $1,607,617, net of unamoritized discount of $282,383, as of September 30, 2010.

The Company also paid cash fees associated with securing the notes payable of approximately $164,000, which are included in the “other current assets” and “other assets” in the consolidated balance sheets.

5.          EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net loss	$(718,825)	$(4,457)	$(843,653)	$(19,665)

Weighted average shares used in basic and diluted computation	20,280,001	1,120,000	11,366,740	1,120,000

Loss per share:

Basic and diluted	$(0.04)	$(0.00)	$(0.07)	$(0.02)

6.          STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the financial statements.

Stock Options

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

On May 28, 2010, the Company granted options to purchase an aggregate of 740,000 shares of common stock to an independent board member and various consultants to the Company. The options granted have a five-year term and a strike price of $0.05 per share, with the exception of the options granted to CleanTech IR, which options have a strike price of $0.01 per share.

The following table sets forth the number of options granted and outstanding and the weighted average exercise price:

	Number of shares subject to option 2010	Weighted average exercise price
Outstanding beginning balance	0	-
Granted during the period	740,000	$0.1125
Forfeited/Canceled/Expired during the period	0	-
Exercised during the period	0	-
Outstanding at end of period	740,000	$0.1125
Exercisable at end of period	275,000	$0.111

The aggregate grant date fair value of stock option awards granted were determined in accordance with ASC Topic 718. The Company uses the Black-Scholes Options Pricing Model (Black-Scholes) to estimate fair value of its stock-based awards.  Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. If the Company had made different assumptions, the amount of its deferred stock-based compensation, stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The Company believes that it has used reasonable methodologies, approaches and assumptions to determine the fair value of its common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

 With the exception of the 100,000 stock options granted to Cleantech IR, 25% of the options shall vest immediately on the grant date, 25% of the options vest on the first anniversary of the grant date, and 25% of the options vest annually on each of the next two (2) anniversaries of the initial vesting date. 40% of the 100,000 options granted to CleanTech IR vest immediately; while the remaining 60% will vest upon meeting the condition that is tied to the Company's financing.  All options have a five-year term and expire on May 27, 2015. The exercise price of the stock options is equal to the greater of $0.05 per share or the closing price of the common stock on the grant date. The closing bid price of the common stock on both May 28, 2010 and June 9, 2010 was $0.05 per share. The aggregate intrinsic value of the outstanding options at September 30, 2010 was $888,000.  The actual value, if any, an optionee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes pricing model.

Determining Fair Value of Stock Options

The fair value of stock options granted during the three and nine months ended September 30, 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility — The expected volatility was based on the historical stock volatilities of several of the Company’s publicly-listed peers as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock ---- The fair value of the underlying common stock will be determined based on the last traded price for the
Company’s common stock as noted on the OTCBB on the grant date.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected Dividend — The Company has never paid dividends and does not expect to pay dividends.

As of September 30, 2010, total cost related to unvested stock-based awards granted, but not yet recognized, was $28,181. This cost will be amortized on a straight-line basis over a weighted-average remaining period of 2.75 years. Total compensation expense was $8,513 and $26,253 during the three months and nine months ended September 30, 2010, respectively. Future option grants will increase the amount of option related expense that will be recorded.

Stock Warrants

The Company has issued a total of 756,000 warrants to investors in the Notes offering. On June 9, 2010, the Company issued warrants to purchase 200,000 shares of common stock, on August 26, 2010 the Company issued warrants to purchase 236,000 shares, and on September 30, 2010 the Company issued warrants to purchase 320,000 shares. All the warrants issued to investors in the Notes offering are 5 year warrants, expiring on June 30, 2015 and have an exercise price of $0.01.  The value of these warrants totaling $284,217 at issuance has been accounted for in shareholder’s equity as an increase in additional paid in capital.

Determining Fair Value of Stock Warrants

The fair value of stock warrants granted during the three and nine months ended September 30, 2010 were determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Valuation Method — The Company estimates the fair value of stock warrants granted using the Black-Scholes option-pricing model.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.

Expected Volatility — The expected volatility was based on the historical stock volatilities of several of the Company’s publicly-listed peers as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock ---- The fair value of the underlying common stock will be determined based on the last traded price for the Company’s common stock as noted on the OTCBB on the grant date.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for  U.S. Treasury Notes with maturities approximately equal to the warrants’s expected term.

Expected Dividend — The Company has never paid dividends and does not expect to pay dividends.

7.          RELATED PARTY TRANSACTIONS

As of the date of this report, LIFE owns approximately 70.8% of the outstanding shares of the Company.

On June 24, 2010, a large stockholder of the Company through his holdings in our majority shareholder, LIFE, loaned the Company $5,000 to pay for certain expenses related to mining concession acquisitions in Colombia.

Edward P. Mooney, the Company’s Chief Executive Officer and a Director, is the sole Managing Member of LIFE.  Daniel F. Carlson, the Company’s Chief Financial Officer, is Chief Financial Officer of LIFE.  Messrs. Mooney and Carlson have entered into employment agreements with the Company.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Fees payable under the contract have been accrued and included on the balance sheet as an account payable. Total management fee expense and fees payable to LIFE for both the three and nine month periods ended September 30, 2010 are $155,299.

8.          Commitments and Contingencies

On July 19, 2010, the Company entered into an agreement to purchase two coal mining concessions (see Note 1). The transaction was completed on September 3, 2010. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. The concession agreements will expire 30 years from the date of filing with the Colombia National Mining  Registry.  The term of the exploration phase is three years, but can be extended for an additional two years if necessary.  The term of the construction and set up of infrastructure is three years after the exploration phase, but can be extended for one year.  The term of exploitation is 24 years, but can be extended to 30 years.

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed.  As a result, the Company is required to recognize an asset retirement obligation in the the period in which the obligation is incurred in accordance wth ASC 410, Asset Retirement and Environmental Obligation.  The Company believes that any retirement obligation as of and for the period ended September 30, 2010 is not material because it is still in the early exploration stage.

9.          Recent Accounting Pronouncements

There are no recent accounting standards updates that have a material impact to the Company during the three and nine months ended September 30, 2010.

10.         Subsequent Events

In accordance with the provisions of FASB Accounting Standards Codification 855, Subsequent Events, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-Q for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined there was one event that merited disclosure, the details of which are below.

On October 20, 2010, the Company, through its wholly-owned subsidiary, Energia Andina Santander Resources SAS (“Energia”), entered into an agreement (the “Assignment Agreement”) with Jose Alfonso Tamara Osorio ( the “Assignor”) for the assignment to Energia of all of the Assignor’s rights and obligations under a mining concession contract (file No. FLG – 092) (the “Concession”) for the exploration and exploitation of coal deposits on an aggregate of approximately 4,400 hectares (10,873 acres) of land located in the Department of Santander, Colombia, in consideration for an aggregate payment of $1,515,000.

The aggregate purchase price was or will be paid as follows:

(i)	$55,000 was paid on execution of the Assignment Agreement;

(ii)	$40,000 was paid on October 27, 2010;

(iii)	$220,000 will be paid on the date the assigned rights are registered with the Colombian National Mining Register; and

(iv)
the balance of $1,200,000 will be paid in six quarterly payments of $200,000, beginning three months after the date the rights are registered, provided, however, that the amount of each quarterly payment will be reduced by 50% of the value of any extraction royalties (as described below) paid to the Assignor.

In addition to the purchase price, the Assignor is entitled to receive royalty payments in an amount equal to $2.00 for each ton of coal extracted under the Concession during the term of the Concession. Energia also paid government filing fees totaling 215,377,844 Colombian pesos (approximately $119,257, using the exchange rate on October 20, 2010 of US1.00=1,804 Colombian Pesos) to the Colombian Institute of Geology and Mining.

The Assignment Agreement is subject to and conditional on the approval of the Assignment Agreement by the appropriate governmental authorities, including the Colombian Institute of Geology and Mining.  Pursuant to the Assignment Agreement, Energia has agreed to take all measures necessary to obtain such approvals.  In addition, Energia has agreed to assume the obligations of the Assignor under the Concession, including, without limitation, preserving the exploration and exploitation rights granted under the Concession and ensuring that title to the Concession complies with the requirements of the Colombian mining code.

On November 12, 2010, the Company closed on an additional $600,000 aggregate principal amount of its 10% convertible promissory notes, which brought the outstanding aggregate principal amount of such notes to $2,490,000. The Company may seek to issue up to $1,510,000 additional aggregate principal amount of such notes to enable the Company to expand its operations and acquire additional coal mining concessions.

The above description of the Assignment Agreement is qualified in its entirety by reference to the full text of the English translation of the Assignment Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to:

•	economic conditions generally and in the industries in which we may participate;

•	competition within our chosen industry, including competition from such larger competitors; and

•	technological advances and failure to successfully develop business relationships.

Description of Business

We are an exploration stage company, and currently engage in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents.  As the nation’s second largest export item after oil, investment and development of sustainable coal mining is an important priority for the Colombian government.

In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state. The Company is in the process of securing concessions in the Santander region of Colombia.  The Company has established an initial target to control over 300 million tons of metallurgical coal through concessions.  The Santander region was selected because of its large metallurgical coal resources, its location on the Magdalena River with river access for shipping, and its proximity to Colombia’s main pipeline and several other refined products pipelines.  Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves.

The Company anticipates that its primary operations will include the mining of high-grade, metallurgical coal, coal coking, power generation and alternative energy production, such as coal gasification and coal-to-liquids.
We were incorporated under the name Freedom Resources Enterprises, Inc. in the State of Nevada on November 6, 1996 to engage in the business of self-help publications and workshops.  Between November 1996 and September 2005, the Company generated only minimal revenues, and in October 2005, the Company ceased all business operations.  From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholder’s investment in its common shares. On July 28, 2010, we completed a name change to Colombia Clean Power & Fuels, Inc.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see Note 1 to this form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

There were no accounting pronouncements or changes in accounting pronouncements during the three months or nine months ended September 30, 2010, that are of material significance to the Company.

Three-Month Period Ended September 30, 2010 and 2009

Our revenues since inception total $3,560 and we have a cumulative net loss of $1,069,260 from inception through September 30, 2010. We did not have any revenues for the three months ended September 30, 2010 or 2009. For the three months ended September 30, 2010, our net loss was $718,825 compared to $4,457 for the same period in 2009. The increase in our net loss was due to increased expenses, primarily outside professional services for mine engineering, legal, and accounting services, related to our recommencing operations during the second quarter of 2010.  Expenses during the three months ended September 30, 2010, consisted of $ 698,978 in general and administrative expense and $19,848 in interest expense.  Expenses during the same period in 2009 consisted of $2,391 in interest expense and $2,066 in general and administrative expenses.  Loss per share in the three months ended September 30, 2010 was ($0.04) compared to a loss of ($0.00) in the three months ended September 30, 2009, based on weighted averages of 20,280,001and 1,120,000 shares outstanding during the respective periods.

Nine-Month Period Ended September 30, 2010 and 2009

We did not have any revenues for the nine months ended September 30, 2010 or 2009. For the nine months ended September 30, 2010, our net loss was $843,653 compared to $19,665 for the same period in 2009. The increase in our net loss was due to increased expenses, primarily outside professional services in mine engineering, legal, and accounting (including options issued to outside professionals as part of their compensation), related to our recommencing operations during the second quarter of 2010.  Expenses during the nine months ended September 30, 2010, consisted of $818,2442 in general and administrative expense and $25,412 in interest expense. Expenses during the same period in 2009 consisted of $6,848 in interest expense, and $12,817 in general and administrative expenses. Loss per share for the nine months ended September 30, 2010 was ($0.07) , based on a weighted average of 11,366,740 shares outstanding during the period compared to a similar loss of ($0.02) in the same period of 2009, based on a weighted average of 1,120,000 shares outstanding during the period.

Liquidity and Capital Resources

At September 30, 2010, we had $861,655 in cash and $778,322 in working capital.  At September 30, 2010, we also had total liabilities of $1,875,626, of which $1,628,754 were long-term.

As of September 30, 2010, our total assets were $1,357,848 consisting of cash, prepaid expenses and mining concessions. The increase in assets was a result of our Note issuances, totalling $1,890,000 during the nine months ended September 30, 2010.  The increase in accounts payable was a result of the Company recommencing operations in June, 2010. The loans from officers and directors bear no interest, are due on demand, and were made by the President and a large shareholder of the Company.

Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended December 31, 2009 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and convertible notes payable.  We will need additional funding in order to continue our business operations.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

PART II          OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have issued to various investors in a private placement with three separate closings (i) $1,890,000 aggregate principal amount of 10% convertible notes, and (ii) five-year warrants to purchase 756,000 shares of common stock at an exercise price of $0.01 per share. The Notes were issued in three closings, $500,000 on June 9, 2010, $590,000 on August 26, 2010, and $800,000 on September 30, 2010.  Cash fees of $164,000 was paid as a commission as part of this capital raising transaction. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

November 15, 2010	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Daniel F. Carlson
Daniel F. Carlson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).