Form 10-K
period 2010-12-31
COLOMBIA CLEAN POWER & FUELS, INC
filed 2011-03-31
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32735

Colombia Clean Power & Fuels, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-056703
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

181 3rd Street, Suite 150-B, San Rafael, CA	94901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 460-1165

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit an post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $150,000.

The number of shares outstanding of the registrant’s common stock on March 28, 2011, was 22,260,204.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report.  While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the cyclicality of the coal industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in commodity pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities).  Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with.  Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected.  We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Colombia Clean Power & Fuels, Inc., a Nevada corporation, and its subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

PART I

ITEM 1.  BUSINESS

General Overview

We are an exploration stage company developing and implementing a strategy to become an integrated coal resource, processing and energy production company in the Republic of Colombia.  Our strategy is to acquire and own coal resources, extract and process high value coal products for export, and to develop and operate facilities to commercialize clean coal technologies for energy production and the production of value-added specialty chemicals.  We had no significant business operations prior to May 2010.  Since May 2010, we have focused on raising operating funds and developing a business strategy to acquire coal concessions in the Republic of Colombia, expand our technical and operational team in Colombia, and develop strategic partnerships and potential joint ventures for the extraction, processing and sale of coal and coal-based energy products deploying clean energy technologies.   We currently hold three coal mining concessions totaling 17,481 acres and have an agreement to acquire three additional coal mining concessions with an additional 9,180 acres.  Currently, coal is not being extracted from any of these concessions, none of which have any proven or probable reserves, and we have no contracts for the sale of any coal to be extracted from these properties.  We are also in discussions to acquire additional coal mining concessions and have made application filings with the government for 11 additional coal mining concessions.

We have commenced our resource exploration program on lands under our control and have also entered into discussions with landholders, equipment providers and contractors in anticipation of our planned development of mining operations, coal processing facilities and facilities for the production of clean coal fuels. We anticipate that our primary operations will initially focus on the mining and sale of high-grade, metallurgical coal and subsequently on coal coking, power generation coal gasification and coal-to-liquids.  We plan to market any coal extracted from our mining concessions to third parties and, to the extent practicable at the time, to use the coal in our planned processing facilities.

We have a wholly-owned subsidiary, Energia Andina Santander Resources Cooperatieve U.A., a holding company formed under the laws of the Netherlands, which, together with another wholly-owned non-operating subsidiary of ours, owns all of the outstanding shares of Energia Andina Santander Resources SAS, a Colombian company that holds all of our mining concessions and conducts our exploration activities in the Republic of Colombia.  Our Colombian subsidiary has established a corporate office in Bogota, Colombia, and is in the process of recruiting its team of operations, technical, financial, logistics, mining and marketing employees and consultants.

Our Organizational History

We were incorporated in the State of Nevada on November 6, 1996, under the name “Freedom Resources Enterprises, Inc.” to research and publish a self-improvement book based on the insights and understandings of major world cultures.  As of September 30, 2005, however, we had generated total revenue of only $3,560 since inception.  Because we had not generated the expected revenue, in October 2005 we ceased all business operations and decided to pursue other business opportunities.

Between 2005 and 2010 we effected the following forward or reverse splits of our common stock:  Effective April 5, 2005, we forward split our outstanding shares of common stock at the rate of 10-for-one; effective November 15, 2006, we reverse split our outstanding common shares at the rate of one-for-2.5; effective November 15, 2007, we reverse spit our authorized and outstanding common shares at the rate of one-for-two; and effective July 28, 2010, we reverse split our outstanding common shares at the rate of two-for-five.  Unless otherwise indicated in this report, shares are stated giving effect to all of these stock splits.  On April 2, 2008, we increased the number of authorized shares to 100,000,000 common shares, par value $0.001 per share, and 5,000,000 preferred shares, par value $0.001 per share.

Effective July 28, 2010, we changed the name of our company from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

2010 Change of Control

From October 2005 until May 10, 2010, we did not engage in any business activities.  On May 6, 2010, we entered into an agreement with LIFE Power and Fuels, LLC, a Delaware limited liability company of which Edward P. Mooney, our current President and Chief Executive Officer and a director, is the managing member.  Pursuant to this agreement we issued 19,080,000 shares of our common stock to LIFE, which shares represented approximately 94.1% of our issued and outstanding shares of common stock at the time of the transaction.  We also appointed Mr. Mooney to our board of directors and changed our management team.  At the closing of the transaction, Neil Christiansen resigned as our President and Edward P. Mooney was appointed our President and Chief Executive Officer.  Also, Daniel F. Carlson was appointed our Chief Financial Officer, Secretary and Treasurer.  LIFE paid $100,000 for the shares.  Concurrently with the closing, we ceased to be a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and we adopted a new plan of operations.  Following the closing, we relocated our executive offices to the offices of LIFE located at 4265 San Felipe Street, Suite 1100, Houston, Texas.  We subsequently relocated our principal executive offices to the current location at 181 3rd Street, Suite 150-B, San Rafael, California.

In connection with this change of control transaction, we settled all of our outstanding debts using the proceeds from the sale of the shares to LIFE.  We settled outstanding cash advances totaling $119,000 made to us by our president at the time, Neil Christiansen, and his associates for operating expenses from 2006 until May 2010.  We paid $80,647 to these parties for settlement in full of these advances.  In addition, we paid all outstanding accounts payable and costs associated with the change of control transaction totaling $19,353.  We also converted the principal and interest on an outstanding promissory note dated August 25, 2006, in the principal amount of $5,000 plus accrued interest of $1,149 held by Mr. Christiansen into 80,001 shares of our common stock.

Acquisition of Our Colombian Mining Concessions

Since the change of control in May 2010, we have acquired three coal mining concessions located in the Santander region of the Republic of Colombia.  Set forth below is a brief description of the material terms of these acquisitions completed on July 19, 2010, and on October 20, 2010, respectively. In addition, on February 11, 2011, we entered into agreements with two owners to purchase three concessions in Boyacà, Colombia.

On July 19, 2010, through our Colombian subsidiary, Energia Andina Santander Resources SAS, we entered into two agreements with unrelated private parties for the assignment to our Colombian subsidiary of all of the assignors’ rights and obligations under two mining concessions for the exploration and exploitation of coal deposits on an aggregate of 6,608 acres in consideration for the aggregate payment of 400,000,000 COP (approximately $214,023).   These mining concession contracts are designated as GG7-111 and GG7-11522X.  The final payment under the purchase agreement was made on November 18, 2010.

In addition to the purchase price, the assignors in this transaction are entitled to receive a royalty equal to approximately $2.00 for each ton of coal extracted under each of the concession contracts during the term of each contract.   Our Colombian subsidiary also paid government filing fees totaling 125,266,709 Colombian pesos (approximately $67,348) to the Colombian Institute of Geology and Mining.

The assignment of all rights and obligations of these mining concessions were approved by the Colombian government on September 3, 2010.  In addition, we have agreed to assume the obligations of the assignors under the contracts, including, without limitation, preserving the exploration and exploitation rights granted under the mining concessions and ensuring that title to the concessions comply with the requirements of the Colombian mining code.

On October 20, 2010, we entered into an agreement with an unrelated private party for the assignment to our Colombian subsidiary of all of the assignor’s rights and obligations under a mining concession contract designated as FLG-092 for the exploration and exploitation of coal deposits on an aggregate of 10,873 acres in consideration for an aggregate payment of $1,515,000.

The aggregate purchase price was or will be paid as follows:

•	$55,000 was paid on execution of the assignment agreement;

•	$40,000 was paid on October 27, 2010;

•	$220,000 was paid in February 2011; and

•
the balance of $1,200,000 will be paid in six quarterly payments of $200,000, beginning in May 2011, provided, however, that the amount of each quarterly payment will be reduced by 50% of the value of any extraction royalties (as described below) paid to the assignor.

In addition to the purchase price, the assignor in this transaction is entitled to receive royalty payments in an amount equal to $2.00 for each ton of coal extracted under the mining concession during the term of the concession.  Our Colombian subsidiary also paid government filing fees totaling 215,377,844 Colombian pesos (approximately $114,502) to the Colombian Institute of Geology and Mining.

Pursuant to the assignment agreement, we have agreed to assume the obligations of the assignor in this transaction under the mining concession, including, without limitation, preserving the exploration and exploitation rights granted under the concession and ensuring that title to the concession complies with the requirements of the Colombian mining code.

The assignment of all rights and obligations of these mining concessions were approved by the Colombian government for mining concession contract FLG-092 on December 15, 2010 and for the other two mining concession contracts on September 3, 2010.  The transfer of the registration of mining concession contract GG7-111 as recorded and published in National Mining Register in Colombia inaccurately stated that our Colombian subsidiary is the co-owner of the mining concession contract with another entity, when in fact the stipulations in the resolution issued September 3, 2010, firmly established and approved the assignment of all rights solely in favor of our Colombian subsidiary.  On February 1, 2011, we formally requested that a correction be made in the National Mining Register.

On February 11, 2011, we entered into agreements to purchase three coal mining concessions in the state of Boyacà from two parties.  The concessions are contiguous and form a single mining block.  Two of the concessions have approved mining licenses from the Colombian Institute of Geology and Mining, which we plan to extend to the other concession.  The aggregate purchase price of these concessions is $2.55 million, payable as follows:

•	$100,000 upon signing of the agreement;

•	$200,000 was paid on March 14, 2011;

•	$500,000 will be paid upon receipt of approval of the assignment of the concessions from the Colombian Institute of Geology and Mining;

•	$250,000 will be paid upon recording and publication of the assignment in the National Mining Registry; and

•	The balance of $1,500,000 will be paid in three payments of $500,000 every 6 months thereafter.

In addition to the purchase price, the assignors in this transaction are entitled to receive royalty payments in an amount equal to $2.75 for each ton of coal extracted under the mining concessions during the term of the concessions.

Completion of Initial Funding

From May through December 2010, we conducted a non-public offering of 10% Secured Convertible Notes and warrants by which we raised an aggregate of $8,000,000 in gross proceeds.  The notes mature on June 30, 2012, and bear interest at the rate of 10% per annum.  The principal amount of each note is convertible into shares of our common stock at the rate of $2.50 per share.  In addition, the investors received five-year warrants to purchase an aggregate of 3,200,000 shares of our common stock at an exercise price of $0.01 per share.  We paid a total of $732,126 in selling commissions in this offering and paid an aggregate of approximately $11,846 for the costs of the offering, for net proceeds to us of approximately $7,256,028.  In addition, we issued a total of 340,640 common stock purchase warrants to the placement agents.

To secure our obligations under the promissory notes, we granted the investors a security interest in all of our membership interests in Energia Andina Santander Resources Cooperatieve U.A, our wholly-owned Dutch cooperative that owns all of the outstanding stock of our Colombian subsidiary, which in turn holds all of our operating assets, under the terms and conditions of the Pledge and Collateral Agency Agreement, dated August 26, 2010, among us, our subsidiary, Colombia CPF LLC, and Law Debenture Trust Company, as collateral agent, and the Deed of Pledge dated as of August 26, 2010, among the same parties as the Collateral Agency Agreement.

In connection with their investment in this offering, and pursuant to letter agreements dated December 3, 2010, each of Steelhead Navigator Master, L.P. and Pinnacle Family Office Investments, L.P., the two largest investors in the offering, were granted rights of first refusal to participate in future offerings of our securities.  The letter agreement with Steelhead provides that Steelhead has the right to purchase up to 50% of any offering of new preferred securities or debt securities, and 25% of any offering of new common stock, issued by us.  The letter agreement with Pinnacle provides that Pinnacle has the right to purchase up to 12.5% of any offering of new securities issued by us.  These letter agreements each expire on the earlier of the final closing of an offering by us of new securities with minimum gross proceeds of $10,000,000 or the second anniversary of the date of the letter agreements.

Of the net proceeds from this private placement, approximately $2,500,000 was allocated for payments to secure our mining concessions and $3,000,000 for the exploration and testing of these properties.  The balance of the funds has been allocated for feasibility studies, operating costs, and working capital.

Our Business Plan

The first phase of our business plan will be to prove out our coal reserves on our three existing mining concessions, and the three under agreement to acquire, to complete the processing of our 11 mining concession applications, to seek for, and if warranted, acquire additional mining concessions and/or operating mines in Santander, Boyacå, Cundinamarca, Magdalena and Cesar regions of the Republic of Colombia, and to commence coal extraction operations on our mining concessions, none of which have proven or probable reserves of recoverable coal at this time.  In our second phase we intend to lease an industrial park and to develop coal processing and clean energy solutions consisting of economically viable projects with minimal environmental impact achieved through capture and use of waste products including carbon dioxide.  Our focus will be on the cleaner use of coal.  With the funds from our recent private placement and from future financings, we intend to introduce new technologies and methods into the Colombian mining industry, consistent with international environmental and emissions standards and best practices for mine safety and community social responsibility.  We intend to focus on developing the following business segments:

•	Metallurgical coal mining;

•	Coke production;

•	Coal gasification to produce petrochemicals;

•	Power production; and

•	Renewable energy, bio-fuels and bio-chemicals such as ammonia and urea;

We intend to develop these clean energy facilities in an industrial clean energy power park to be developed near our mining concessions.

The Coal Industry

World Coal Market

Coal is the most abundant and widely-distributed fossil fuel in the world.  There are an estimated 826 billion metric tons of proven coal reserves worldwide, which will last 119 years at current production levels.  Coal provides 27% of global primary energy needs, generates 41% of the world’s electricity and is an essential fuel for steel making, cement production and other industrial activities.  In 2009, 6.7 billion metric tons of coal was consumed worldwide, which is expected to rise 53% in the next 20 years.1

Since 2000, global consumption of coal has grown faster than that of any other fuel.  Accelerating worldwide energy demand, particularly in rapidly-industrializing countries, such as China, India and Russia, coupled with shifting import/export markets, recovery from the global economic downturn and new clean coal technologies, are continuing to drive demand for coal.  Moreover, capacity closures during the world financial crisis, stricter environmental legislation, weather problems and infrastructure bottlenecks in Australia have resulted in supply shortages and rising prices.

Rapid growth in Asian markets, particularly China and India, and economic recoveries in Europe and the U.S. are driving accelerating growth for coal.  By 2030, coal is expected to fuel 44% of the world’s electricity and world coke production is expected to rise over 34% from 2009 to 2013.2 3

Properties and Uses of Coal

Coal is a combustible, sedimentary, organic rock composed mainly of carbon, hydrogen and oxygen.  Coal seams are formed from vegetation that has been consolidated between rock strata and altered by the effects of pressure and heat over millions of years.  Coal quality will vary depending on the pressure, heat and length of time in formation.  There are four classes of coal depending on the amount of carbon, oxygen and hydrogen present.  The higher the carbon content, the more energy the coal contains.

•	Anthracite is the highest value coal. It contains 86%-97% carbon and has heat value of over 15,000 Btu per pound.

1	Source: World Coal Association.

2	Source: Standard Charter Equity Research, August 19, 2010.

3	Sources: EIA, International Energy Statistics.

•
Bituminous coal is the most abundant coal in the world.  It contains 45%-86% carbon and has heat values of 11,000–15,000 Btu per pound.  It includes thermal coal, which is used to generate electricity, and metallurgical coal for the steel and iron industries.

•
Sub-bituminous coal has lower heating value and higher moisture content than bituminous coal.  It contains 35%-45% carbon and has heat values of 8,300–13,000 Btu per pound.  It is used for power generation, cement manufacturing and other industrial uses.

•	Lignite or brown coal is the lowest value coal. It contains 25%-35% carbon and has heating values of 4,000–8,300 Btu per pound.

The higher-ranking coals generally sell at significantly higher prices than the lower-ranking coals.

Metallurgical or coking coal is bituminous that meets a set of criteria for use as coking coal as determined by particular coal assay techniques.  These include moisture content, ash content, sulfur content, volatile content, tar and plasticity.  The greater the volatile matter in coal, the more by-products can be produced.  It is generally considered that levels of 26% to 29% percent of volatile matter in the coal blend are good for coking purposes.  Thus different types of coal are proportionally blended to reach acceptable levels of volatility before the coking process begins.

Metallurgical coke is a carbon material resulting from the manufactured purification of multifarious blends of bituminous coal.  In manufacturing coke, the volatile constituents of the coal, such as water, coal-gas and coal-tar, are driven off by baking in an airless furnace or oven at temperatures as high as 2,000 degrees Celsius.  This process fuses together the fixed carbon and residual ash.  Most modern facilities have “by-product” coking ovens in which the volatile hydrocarbons are used, after purification, in a separate combustion process to generate energy.  Non by-product coking furnaces or coke furnaces (ovens) burn the hydrocarbon gases produced by the coke-making process to drive the carbonization process.

World Coal Reserves

Coal reserves are available in almost every country worldwide, with recoverable reserves in approximately 70 countries.  Global proven coal reserves are estimated to be approximately 826 billion metric tons, which will last 119 years, at current production levels.  In contrast, proven oil and gas reserves are expected to last approximately 42 and 60 years, respectively, at current production levels.1

World Coal Production and Consumption

In 2009, worldwide coal production and consumption was 6.9 and 6.7 billion metric tons, respectively, up 53% and 45%, respectively from 1999 levels.  Coal consumption has outpaced coal production in 17 of the past 20 years.  Several factors are fueling continued growth in demand for coal, including: (i) rising population growth and continued economic development, particularly in China and India; (ii) shifting import and export markets; and (iii) clean coal technologies.4

In terms of heating value, coal consumption was 132.5 quadrillion Btu in 2007 and is expected to rise 56% to 206 quadrillion Btu by 2035.5  Several factors are fueling continued growth in demand for coal, including: rising population growth and continued economic development, particularly in China and India; shifting import and export markets; and clean coal technologies.

4	Source: BP Statistical Review of World Energy, 2009.

5	Sources: EIA, International Energy Statistics.

6	Source: World Coal Institute.

Historically, coal was a domestic fuel source.  However, geographic shifts in demand have resulting in large import and export markets for coal.  The following indicates the top export and import markets for coal in 2009.6

Top Coal Exporters in 2009

MT in millions	Steam	Coking	Total
Australia	134	125	259
Indonesia	200	30	230
Russia	105	11	116
Colombia	69	--	69
South Africa	66	1	67
USA	20	33	53
Canada	7	21	28

Top Coal Importers in 2009

MT in millions	Steam	Coking	Total
Japan	113	52	165
China	102	35	137
South Korea	82	21	103
India	44	23	67
Chinese Taipei	57	3	60
Germany	32	6	38
UK	33	5	38

Growth in coal imports are being primarily driven by Asian markets.  Coal imports into Asian markets were 12.3 quadrillion BTU in 2007, up 113% from 5.8 quadrillion BTU in 1995, and are expected to increase an additional 77% to 21.8 quadrillion BTU in 2035.

Metallurgical Coke and Coal Sectors

Metallurgical coke and coal markets are rapidly growing despite supply constraints and rising prices.  This growth is primary being driven by increasing consumption in Asian steel and iron industries.  In 2009, 535 million metric tons of coke was produced worldwide and 879 million metric tons of coking coal was consumed.  These markets are expected to grow 37% and 40%, respectively, to 2013.7

Despite the growth in world production, several factors are driving tightening of supply and rising prices for metallurgical coke and coal, including rebounding growth in steel and iron markets, China’s change in export policies, capacity closures during the world financial crisis, stricter environmental legislation and weather problems and infrastructure bottlenecks in Australia.  The market is expected to remain tight as demand for imported coking coal grows more quickly than new export capacity can be brought on-line to satisfy it.8  In addition, North and South America and Europe will continue to seek new supply markets as China no longer supplies coal to international markets and increasingly consumes the coal produced in Australia and Asia.

Global Coking Coal Supply and Demand

Annual usage of metallurgical coal continues to rise worldwide with 879 million metric tons used in 2009, up 8% from 2006 and expected to grow 40% to 1.2 billion metric tons in 2013.  The majority of the growth is occurring in Asian markets.9

Supply reductions coupled with rebounding steel and iron markets are driving growing demand for metallurgical coal and coke.  Since 2009, China has been closing outdated metallurgical coal mines.  In 2010, Australia reduced metallurgical coal production by approximately 10-12 million metric tons because of the floods in that country.  At the same time, international steel and iron markets rebounded.  Driving the trend is China, which has been the largest steel consumer since 2005.  In 2009, China’s metallurgical coal demand rose by approximately 341%.  From 2009 to 2020, China’s per capital steel consumption is expected to increase from approximately 350kg/person to 550 kg/person.  Moreover, China is rapidly depleting its already small reserves of coking coal.  Hence, China is facing a massive demand for imported metallurgical coal and coke.10  Global demand for seaborne imported coking coal is expected to grow more quickly than new export capacity can be brought on-line to satisfy it.  In 2009, total world seaborne supply of coking coal was 203 million metric tons, which is expected to grow 56% to 316 million metric tons in 2013. 11

7	Source: Standard Chartered Equity Research, August 19, 2010.

8	Source: Standard Chartered Equity Research, August 19, 2010.

9	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010.

10	Source: Standard Chartered Bank.

11	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010.

Moreover, China has moved from a net exporter of metallurgical coal and coke to a net importer to fuel its massive demand.  In late 2008, China imposed a 40% export tax on metallurgical coal and coke, which has removed half the world’s supply of coke.  China has since become a net importer of metallurgical coal with imports rising from 2.5 million metric tons in 2003 to 34 million metric tons in 2009 and an estimated 47 million metric tons in 2010.12

With Chinese coal no longer available to international markets and China increasingly consuming the coal produced in Australia and Asia, North and South America and Europe will be turning to new markets to import metallurgical coal and coke, such as Colombia.

Global Coke Production

In 2009, global coke production was 535 million metric tons, up 7% from 2006.  Global coke production grew to an estimated 603 million metric tons in 2010 and is expected to reach 735 million metric tons in 2013.1  While world production has increased over this period, it has shifted dramatically to Asia, particularly China.  From 1999 to 2009, Asian coke production more than doubled while coke production in North America and Europe fell by 39% and 32%, respectively.13

Despite increases in global production, coke markets remain tight.  Several factors are driving supply constraints, including: accelerating demand which is growing faster than new production capacity; China’s shift in export policies leaving unmet demand in international markets; China’s closing of beehive ovens thereby reducing domestic production and increasing import needs; floods and logistic bottlenecks in Australia; capacity closures during the world financial crisis; and stricter environmental regulations in Western countries, which resulted in more capacity closures.  These factors coupled with rising metallurgical coal prices have resulted in tight coke markets.14

Prior to 2009, China coke accounted for half of the world’s coke supply.  In addition, China has reduced its coke production by closing beehive ovens.  With Chinese coke production reduced and unavailable to the international market, there is an increasing shortage of coke supply, which will be virtually impossible to fill from other sources.

Heavy flooding in Australia resulted in temporary mine closures that have substantially impacted coal supply markets, with an expected 10 million ton loss of metallurgical coal supply thus far.  Moreover, Australia has historically suffered logistics bottlenecks in its attempts to keep pace with demand.  The world financial crisis in 2008 led to a global oversupply of coke because coke producers were unable to reduce coke production in proportion to reductions in hot metal production.  However, the resulting capacity closures have now created demand deficits in many markets.  Approximately 12 million tons-per-annum of coke capacity has been permanently closed, primarily in Europe.

Global Coke Consumption

2009 was a turbulent year for the metallurgical coke industry.  As a result of the global downturn in 2008, demand around the world disintegrated as overhanging stock levels took their toll.  Prices dropped so low that Chinese exports were priced out of the market as a result of its 40% export tax, thereby increasing demand for the remaining coke available in the global market.

However, 2010 has so far seen iron and steel production rising again, resulting in increased global demand for metallurgical coke from a rapidly tightening market.  This has resulted in prices being supported upwards again.  Steel companies are rapidly depleting stockpiles, which are expected to turn excess into shortages.  As a result, prices for metallurgical coke have more than doubled in the past twelve months and many countries face a deficit in supply.  International buyers of coke are forced again to look to China for coke supply.  However, the Chinese government has reduced its coke production by closing beehive ovens and has become a net importer of coke.  China has no surplus coke for the world market as it is consuming all of its coke production internally.  This has created a major imbalance in the worldwide coke trade but significant opportunity for market entrants.

12	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010.

13	Source: Standard Chartered Equity Research, August 19, 2010.

14	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010.

In 2009, global coke consumption was 536 million metric tons, up 8% from 2006.  Global consumption of coke increased to an estimated 595 million metric tons in 2010 and is expected to reach 732 million metric tons in 2013, with Asia dominating consumption. 15

In 2010, world steel and iron markets rebounded, thus driving demand for metallurgical coke.  Production of crude steel and pig iron is forecast to continue growing through 2013, with most of the growth is expected to occur in emerging markets.  Moreover, the recent devastation in Japan is likely to fuel long-term growth in demand for metallurgical coal and coke as the country rebuilds.  This factor is not reflected in any of the projections shown herein.

Metallurgical Coal and Coke Prices

Rising demand and a tight market have resulted in rapidly rising prices for coke and coking coal.  From May 2009 to April 2010, coking coal and coke prices rose more than 100% as compared to the prices of oil, steel and thermal coal, which rose 48%, 42% and 25%, respectively.16

Chinese import prices for coke reached $525 per metric ton in January 2011, up over $100 per metric ton from one year earlier and up almost eight-fold from 2000. 17 18

According to J.P. Morgan, average spot prices for hard coking coal have risen from $100 per metric ton in 2005 to an estimated $191 per metric ton in 2010 and are expected to reach a high of $239 per metric ton in 2011.  According to the BHPB benchmark for hard coking coal, spot prices were $200 per metric ton in the second quarter of 2010 and $225 per metric ton in the first quarter of 2011 and are expected to increase to $280-$300 per metric ton in the second quarter of 2011.  Prices for premium hard coking coal from Australia reached $299 per metric ton in January 2011 and industry sources report trades occurring at prices as high as $350 per metric ton.19

Colombia Coal Sector

Colombia is the world’s tenth largest producer and fourth largest exporter of coal, having produced 73 million metric tons and exported 69 million metric tons of coal in 2009.20  Colombian coal is recognized worldwide for its high BTU, low ash and low sulfur contents.  Colombia also has one of the largest proven coal reserves in the word, with over 7 billion metric tons of recoverable reserves and 17 billion metric tons of potential reserves.21  At the current rate of production, Colombia has more than 120 years of coal production.22

Coal mining is a high priority for Colombia.  It is a substantial source of foreign investment and employment and accounts for almost half of the country’s mining activities. Coal is Colombia’s second largest national exportation product after oil, and it is estimated that under the current market conditions, between the 2010 and 2015, coal may exceed oil exportation. Several multinational companies are mining in Colombia, such as Xstrata, Vale, BHP, Drummond, Anglo American and MPX.

Colombia is known as Latin America’s oldest and most stable democracy.  In March 2011, Standard & Poor’s rating agency raised Colombia to investment grade, citing the economy’s growing resilience to external shocks and its favorable growth prospects.  Colombia lost investment grade status as a result of its 1999 economic crisis, which turned around with the 2002 election of President Álvaro Uribe, who used U.S. military aid to beat back leftist rebels and improve national security.

15	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010.

16	Source: Resource-Net.com.

17	Source: Resource-Net.com.

18	Source: J.P. Morgan.

19	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010; all prices are FOB.

20	Source: World Coal Institute.

21	Source: Ingeominas Colombian Institute of Geology and Mining.

22	Source: Colombian Coal Source of Energy for the World, Ministry of Mines and Energy.

Since 2002, the reforms introduced by the government of President Uribe and continued by his successor President Juan Manuel Santos have contributed strongly towards the country’s development, attracting large foreign investments.  Colombia privatized its coal sector in 2004 and is committed to investing in infrastructure to support increased mining.  The Colombian Ministry of Mines and Energy estimates $49 billion will be invested in the mining/energy sector in Colombia between 2010 and 2015, the majority of which to come from foreign investment.23

Moreover, Colombia has established tax and commercial benefits to promote FDI, such as free trade zones, special exchange rate regimes available for mining and hydrocarbon companies and free trade agreements.  According to the World Bank, Colombia placed 5th among 183 countries in regards to investor protection with clear rules and contractual guarantees.24  In addition, Colombia has a long history in the hydrocarbon industry and, as such, offers many advantages to foreign companies setting up operations.  Colombia has many local mining companies, a significant pool of trained labor and many highly-trained engineering and support services firms.

Coal Regions / Districts

Coal in Colombia formed in intramontane basins that formed during the development of the Andes Mountains in late Cretaceous and Tertiary times.  The country’s reserves are concentrated in two regions: Cesar and the Guajira peninsula in the north and the Andean foothills in the interior of the country.  The Guajira peninsula along the Atlantic coast contains the country’s primary coal mining operations.  It is dominated by large-scale thermal coal mines that account for virtually all of Colombia’s current production and exports.  The northern basins of Cesar and La Guajira tend to show thicker coal bearing sequences and seams than in other coal deposits and contain predominately high-grade steam coal.  The vast majority of coal produced and exported in Colombia is mined in the Cesar and La Guajira provinces where suitable logistical systems as are available to export the coal.

Operations in this region consist of integrated, open-pit steam coal mines with rail transport and coastal export terminals operated by global mining companies.  The largest coal producer in the country is the Carbones del Cerrejon consortium comprised of Anglo American, BHP Billiton and Glencore, which operates Cerrejon Zona Norte (“CZN”), the largest coal mine in Latin America and the largest open-cast coal mine in the world.  CZN consists of an integrated mine, railroad and coastal export terminal and produces approximately 30 million metric tons of steam coal per year.  Drummond is the second largest operator in the region and MPX just acquired 66,225 hectares with 1.74 billion tons of resources to build a steam coal mine in the region.

By contrast, the Andean foothills have small local operations and contain substantial unexploited reserves of very-high-quality metallurgical coal.  Historically, violence, political turmoil and lack of transportation infrastructure rendered the interior region impossible to mine.  However, governmental policies and programs supporting mining and infrastructure, coupled with substantially increased safety in the region, have made it possible to exploit this coal.

The coking coal deposits of Colombia are primarily located in the formations in North Santander, Santander, Cundinamarca and Boyacá.  The total annual production in all these areas only amounts to about 6 million to 7 million tons per year, almost all of which is used in Colombia to produce metallurgical coke for export.  The following map of Colombia indicates the various provinces.

23	Source: Colombia Ministry of Mines and Energy, January 2010.

24	Source: “Doing Business in Colombia 2010”, The World Bank.

In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state.  The government established eight mining districts for the stewardship of mineral resources and the advancement of the mining sectors.  The table below indicates the mining districts, as well as the proven and potential reserves by district:25

District	Province	Type of Coal	Avg. Btu	Measured Reserves (MT)	Potential Reserves (MT)
Barrancas	La Guajira	T	11,586	3,933	4,537
La Jagua de Ibirico	Cesar	T	11,655	2,035	6,556
Montelíbano	Córdoba-Norte de Antioquia	T	9,280	381	722
Northern Region (Atlantic Coast)				6,350	11,815

Zulia	Norte de Santander	T,M,A	12,653	120	795
Zulia	Santander	T,M,A	12,790	56	464
Paz del Río	Boyáca	T,M	12,781	170	1,720
Zipaquirá	Cundinamarca	T,M	11,862	236	1,482
Amagá	Antioquia-Antiguo Caldas	T	10,336	90	475
Jamundí	Valle del Cauca – Cauca	T	11,016	41	242
Central Region (Interior)				714	5,178
Total Country				7,064	16,993

T=thermal (steam); M=metallurgical; A=anthracite

25	Source: Ingeominas.

Production and Exports

Security gains and capitalist-friendly investment rules are spurring an unprecedented mining and oil boom in Colombia.  Recent years have seen dramatic increases in coal and oil production as the government has privatized assets, implemented legislation, supported infrastructure development and improved safety.  In addition, given past safety issues and subpar transportation infrastructure, mining in the interior region has been limited and hence production of metallurgical coal has remained relatively flat.  Future production of coal, particularly metallurgical coal, in Colombia is expected to rise, as exploration and profitable developments continue throughout the north and interior of the country and export markets continue to seek new sources of supply.

Colombian Coke Market

In Colombia, the metallurgical coke market is dominated by three producers, C.I. Milpa, Coquecol and C.I. Carbocoque, which account for approximately 60% of coke production.  The vast majority of coke produced in Colombia today is done in beehive ovens, which produce inconsistent and low quality coke that does not meet international steel industry requirements and have virtually no environmental controls.

Colombia Coke Production

In 2009, Colombia produced approximately 1.0 million tons of metallurgical coke, which is down from the country’s high of 2.0 million tons in 2007.  In 2008, the world economic crisis softened demand and resulted in stockpiling of coke.  In 2010, coke production in Colombia rebounded to exceed 2 million tons and continues to grow.  However domestic consumption remains relatively flat.26

As world coke supply continues to tighten, companies are looking to new markets.  Colombia is one of the top coke exporting countries in the world.  Colombia exports approximately 80% of its coke, primarily to South, Central and North America, Europe and India.  Moreover as Colombia continues to upgrade its coking technology, it will become a more important global supplier.27 28

Coal Gasification

There are a number of alternative uses of coal.  By gasifying coal, the thermal energy contained in the coal is transferred to the Syngas stream while the carbon dioxide created is easily captured and sequestered.  Coal gasification has taken place since the 1800’s in both Europe and the U.S.  By applying heat and pressure in a controlled environment, a constant stream of Syngas can be created.  With further processing, the clean Syngas can be converted into many different end products, such as urea, ammonia, jet fuel, diesel fuel and gasoline.  We intend initially to focus on coal gasification for the production of urea and ammonia, which are used by the fertilizer industry.

Urea Sector

World demand for nitrogen fertilizers is expected to rise from 101.8 million tons in 2009 to 111.7 million tons in 2014 as markets continue to recover from the global recession of 2008.  Global capacity is expected to increase as well, much of it associated with new urea capacity, which is forecasted to expand 30% by 2014.  In 2009, global demand and supply for urea was 151 million metric tons and 156 million metric tons, respectively.  While urea supply is expected to outpace demand over the next five years, most of the increase in capacity is expected to be in Asia.  However, several South American countries including Colombia import all of their urea creating a significant opportunity for a regional supplier.29

Colombian Urea Market

Urea consumption in Colombian is estimated to be approximately 700,000 tons per annum.  Colombia, as well as Brazil, Peru and other South American, countries imports all of its urea.  Brazil is forecasted to import 2.1 million tons in 2010.  According to Gobi International, Colombia represents approximately 14% of the South American urea market and its consumption is forecasted to grow 13% annually from 2009 to 2013.  We plan to manufacture urea for sale domestically as well as to export to Brazil, Peru and the U.S.

26	Source: Resource-Net.

27	Source: Resource-Net.

28	Source: McCloskey, Metallurgical Coal Quarterly, 4th Quarter 2010; all prices are FOB.

29	Source: International Fertilizer Association (“IFA”), June 2010.

Future Planned Facilities

In addition to our current business plan to acquire and exploit these coal mining concessions, our future plans include the development of economically-viable projects with minimal environmental impact achieved through capture and use of waste products, including carbon dioxide, with an emphasis in the cleaner use of coal.  We intend to concentrate our business efforts on advancing clean coal technologies by developing an industrial energy park to house our clean coal operations.  Our initial projects include a heat-recovery coke plant, a full-recovery coke plant; a coal gasification plant, and mines to supply coal.

We intend to locate these operations as part of an industrial energy park and we are evaluating several potentil locations for these facilities.

Heat-Recovery Coke Plant

Our first planned project is to build a 200,000 ton-per-annum heat-recovery coke manufacturing plant.  We have engaged a leading Chinese engineering firm to prepare a feasibility study report on the plant and we anticipate completion of the report during second quarter 2011.  Depending upon the results of the feasibility report, we expect construction to commence in 2012 and for it to be operational in 2013.  The plant is projected to cost approximately $25 million to build.  We plan to locate the facility at the industrial energy park and we are in the process of expanding the environmental license to accommodate such a plant.   We anticipate receiving the necessary expanded environmental license on or before mid-2012.

We are engaged in discussions with Colombian coal trading companies to supply coal purchasing, blending and logistics services for this facility.  We are engaged in discussions to purchase additional coal deposits and metallurgical coal mines in the Boyacà district of Colombia to provide coal for this facility.

We are also in discussions with a global mining and minerals company with steel operations in Brazil to enter into a metallurgical coke supply agreement to purchase all of the production from this plant.  In addition, we are in preliminary discussions with potential lenders and equity investors to fund these operations.

We intend to raise the capital for the construction of the facility from a combination of public equity financing and debt financing. Nevertheless, we have not entered into any definitive agreements or arrangements for the debt or equity financings to complete construction of the plant, to supply coal to it, or for the sale of any coke products from this plant.

Clean Energy Park

We also propose to construct four additional facilities in a power park.  The facilities will include a coal gasification plant, a full-recovery coke manufacturing plant, a methanol plant and a 120 megawatt power plant.  We are working with a Chinese engineering firm and Chinese equipment manufacturing firm to design, engineer, construct and finance the energy park.  We anticipate beginning the civil works construction for the energy park in 2013.  We have engaged the Chinese engineering firm to prepare a feasibility study report on the energy park and we anticipate completion of the report by year-end.  We have also executed a memorandum of understanding with the Chinese firms to design, engineer and construct the facilities in the energy park and to provide financing for 80%-85% of the estimated cost of construction of the plants.  The remainder of the funding is expected to come from strategic partners in exchange for partial ownership of the operations.  We anticipate our company will supply 80%-90% of the coal required by the energy park from our own mining properties.

The coal gasification plant is intended to be designed to process coal and convert it into petrochemicals, such as ammonia and urea, and fuels, while employing carbon capture and sequestration technology.  The plant will be designed to have a production capacity of 180,000 tons per annum of ammonia or 300,000 tons per annum of urea.  We expect to begin construction on the plant in 2013 and for it to be operational in 2015.  The coal gasification plant is projected to cost approximately $250 million to build.

Coal gasification has taken place since the 1800’s in both Europe and the U.S.  By applying heat and pressure in a controlled environment, a constant stream of Syngas can be created.  With further processing, the clean Syngas can be converted into many different end products, such as urea, ammonia, jet fuel, diesel fuel and gasoline.  Creating a coal gasification plant would provide us with the flexibility to develop end products based upon the demand and pricing characteristics of each marketplace.

As currently planned, the power plant will be a 120 megawatt power plant that will supply energy to the energy park.  It is expected that approximately half of the power to be generated by the plant will be consumed by the other facilities with the remainder available for sale locally.  We expect to begin construction on the plant in 2013 and for it to be operational in 2015.  The power plant is projected to cost approximately $100 million to build.

The full-recovery coke plant and related methanol plant are being designed to produce one million tons per annum of metallurgical coke and 100,000 tons per annum of methanol.  We expect to begin construction on the plant in 2014 and for it to be operational in 2016.  The full-recovery coke plant and methanol plant are projected to cost approximately $325 million to build.

In addition to the recoveries of a heat-recovery coke plant, it will capture and utilize all of its by-products and emissions, including carbon dioxide, which can be sold for enhanced oil recovery.  The plant will be designed to have zero emissions and to be more efficient and have a lower operating cost than existing technologies.  Moreover, we anticipate it will produce consistent, high-quality coke, which is critical to support a smooth operation of the blast furnace in steel making.  Introduction of high-quality coke to a blast furnace will result in lower coke rate, higher productivity and lower hot metal cost.

At present we have no firm commitments for the funding of the energy park.

Marketing and Transportation Plans

If we are able to implement our current business plan to extract coal from our mining concessions, we plan to export all of the coal prior to completion of the proposed coke plants.  We are in preliminary discussions with parties in China, Hong Kong, India, Korea, Brazil and the U.S. in regard to supply agreements and sales and marketing partnerships.  Nevertheless, we have not entered into any definitive agreements or arrangements with any of these parties.  When we complete our plants, we plan to sell ammonia and urea both domestically in Colombia and internationally

We are in preliminary discussions with several parties regarding partnerships for the marketing and sale of coal and coke from our properties, including negotiations with an international trader and distributor of steel and raw materials to purchase metallurgical coal and coke from us and to provide sales and marketing services.  We have not entered into a definitive agreement or arrangement with this firm.

We plan to export all of the coal and coke we produce utilizing three primary ports on the Atlantic Ocean:  Santa Marta, Barranquilla and Cartagena.  The port at Santa Marta has access to load Panamax vessels, the port at Barranquilla has access to load Handy vessels, and the port at Cartagena has access to load both types of vessels.  We also have the option to utilize the Buenaventura port along the Pacific Ocean.  At present, due to capacity constraints, there are delays at the ports that may impact our operations.  However, we are in preliminary discussions for port agreements and there are six new ports being built in Colombia along the Atlantic Ocean and two new ports are being built in the Pacific region which may provide alternative export options in the future.

The distance between the existing ports and our planned operations is approximately 800 km (approximately 497 miles) from our mining concessions and approximately 600 km (approximately 373 miles) from the planned energy park.  There are three means by which to transport coal in the Santander region, namely road, rail and river.  We have determined that, for the next few years, the most cost-effective means to transport the coal is by truck.  The majority of the roads between our property and these ports are paved highways and management believes there are sufficient trucking companies available to meet our requirements.  The rail system consists of a narrow gauge rail line that ends approximately half way between our mining concessions and the ports and a wide gauge rail line to the ports.  Utilizing rail would require us to unload and reload coal.  In addition, there is currently no available capacity on the wide gauge rail line.

We have reviewed a number of options for trucking and have identified a trucking and logistics company that utilizes advanced technologies to minimize coal loss and contamination in transport.  The transportation tariffs set by the Colombian government are approximately 100 to 130 Colombian Pesos per kilometer.  We have also conducted feasibility studies and plans to develop a river barge transportation system along the Magdalena River.  The Colombian government has several projects underway to upgrade its navigable waters infrastructure and is offering concessions and incentives for private-sector companies to develop this infrastructure. We may seek to participate in one or more joint ventures developing enhanced infrastructure.

Competition

Initially as a coal exploration company, we will be competing with other coal exploration and development companies for financing and for the acquisition of new coal mining properties.  Many of the companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of coal mining properties of merit, on exploration of their coal mining properties and on development of their coal mining properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of coal mining properties.  This competition could result in competitors having coal mining properties of greater quality and interest to prospective investors who may finance additional exploration.  This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our coal mining properties.  Nevertheless, most of the anticipated increase in mining production in the future is expected to come from small mines with relatively primitive operations located in Boyaca and Cundinamarca, areas in which we also intend to enter into mining operations.

There are four leading coke producers in the Republic of Colombia which account for approximately 50% of the total reported exports of metallurgical coke, with Coquecoal (Gerdau) being the largest producer.

We believe we can successfully compete in the local metallurgical coal and coke markets based upon our ability to provide financing and more sophisticated technology to our mining operations, which are currently not available to local competitors.  We propose to develop coal processing facilities which deploy state-of-the-art technologies which are more efficient, environmentally friendly, safer for employees and the surrounding communities, and produce higher quality products.

In addition, we are currently aggregating coal resources and plan to develop our own mines, into which we intend to incorporate state-of-the-art technologies that are more automated and lower cost than the existing metallurgical coal mines in the country.  We also believe that owning resources and mines will place us at a significant competitive advantage not only in costs but in the guarantee of long-term supply.  We also intend to select locations for mines where resources recovery will not have substantial adverse effects on the environment and where we can utilize technologies that do not require special composition of the mineral fed into the processes.  We believe this will not limit us to use particular specifications materials to guarantee that we have high quality product.

Research and Development Expenditures

During the years ended December 31, 2010 and 2009, we did not incur any research and development expenditures.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Office Space

We do not own any real property.  Our executive offices are located at 181 3rd Street, Suite 150-B, San Rafael, California.  We currently have use our offices on a rent-free basis, but expect that we will either negotiate a rental payment or move to our own office facilities at which we will incur rental expenses in the near future.

We also maintain an office in Bogota, Colombia, consisting of approximately 500 square meters located at the Third Stage of the World Trade Center Bogota Cien Internacional Building, Calle 100 No. 8A – 55, Tower C, in the city of Bogota.   The initial term of the 24-month lease commenced January 1, 2011, and is renewable automatically for two consecutive periods of one year.  Monthly lease payments are approximately $5,530.

We maintain an office at 245 Sir Francis Drake Boulevard, San Anselmo, California.  This office space consists of approximately 824 square feet.  Our lease agreement expires on February 28, 2013.  Our base rent for this space is $1,710, subject to annual adjustments for cost of living, plus utilities.

Environmental Laws

Information regarding environmental laws applicable to our business is disclosed in this report under the section captioned “Item 2. Properties.”.

Governmental Regulation

Information regarding governmental regulations applicable to our business is disclosed in this report under the section captioned Item 2. Properties.”

Employees

Currently, we have three employees, including our President and Chief Financial Officer, all of which are full-time.  Our Colombian subsidiary employs six persons on a full-time basis, including its President   We also employ outside consultants, including our current Chief Operating Officer, to provide various geological, mine planning, and financial planning services to develop our business.  We are actively seeking to identify experienced, qualified industry professionals for senior executive and operational positions.  We have retained STM Associates, an executive search firm specializing in the natural resources and energy industries, with particular emphasis in the global mining and power sectors.  We also plan to engage contractors from time-to-time to perform specific tasks in connection with our exploration and mining activities.  In August 2010, we entered into a management and services agreement with LIFE Power & Fuels LLC, our largest shareholder, pursuant to which LIFE provides us with various management support functions, including sales and marketing, contracting, business development, finance, investor relations, and human resources.

Glossary of Terms

Certain terms used in this report are defined in the following glossary:

BTU.  British thermal unit, or Btu, is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Coke or Metallurgical Coke.  A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel.

Coal Gasification.  Coal gasification is the process of producing coal gas, a type of syngas–a mixture of carbon monoxide (CO) and hydrogen (H2) gas–from coal.

Coal seam.  Coal deposits occur in layers typically separated by layers of rock. Each layer is called a “seam.” A seam can vary in thickness from inches to a hundred feet or more.

Concession.  In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under coal concession contracts with the state.

Full-recovery coke plant.  A full-recovery coke plant is a coke manufacturing plant that has all the advantages of a heat-recovery coke plant (defined herein) plus it captures and utilizes all of its by-products and emissions, including CO2, which can be sold.

Handy vessels.  A handy vessel is a type of ocean vessel with cargo capacities between 20,000 to 40,000 metric tons (0.8-1.5 million bushels). The handy-sized vessels are used to service shallow water ports that have lower draft restrictions and for lower volume trade routes.

Metallurgical Coal.  Metallurgical coal is high-value bituminous coal that typically contains over 70% carbon and has heat values of 14,000–15,000 Btu per pound.  It is used primarily by the steel and iron industries.

Heat-recovery coke plant.  A heat-recovery coke plant is a coke manufacturing plant in which volatiles from the carbonization process are completely combusted and not-recovered.  The plants are lower cost, higher yield and more environmentally-friendly than recovery byproduct and beehives ovens.

Open Pit or Surface mine.  A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil overburden.

Overburden.  Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction.

Panamax vessels.  A Panamax vessel is a type of ocean vessel with cargo capacities between 40,000 to 80,000 that are designed to fit in the Panama canal’s locks--hence the name, denoting that they both maximize the freight transported through the canal, and that they are the biggest ships able to pass through the canal.

Probable (indicated) reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven (measured) reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

            Reclamation. The process of restoring land to its prior condition, productive use or other permitted condition following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and shrubs. Reclamation operations are typically conducted concurrently with mining operations. Reclamation is closely regulated by both state and federal laws.

Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

            Sulfur. One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide (SO2) is produced as a gaseous by-product of coal combustion.

Thermal Coal.  A term used to describe coal which is used primarily to generate heat. Also referred to as steam coal.

Ton or Metric Ton.  The ton or metric ton is a unit of mass equal to 1,000 kg.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we have not received any written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports otherwise reportable pursuant to this item.

ITEM 2. PROPERTIES

Our Colombian Coal Mining Concessions

We have purchased three coal mining concessions covering 17,481 acres, entered into an agreement to purchase three coal mining concessions covering 8,112 acres and have made applications with the government for eleven additional coal mining concessions covering 147,585 acres.  These concessions are located in the states of Santander, Boyacà, Magdalena and Cesar.  The additional mining concessions are being applied for under the governmentally mandated system in Colombia.   Applications are made for specific areas that are registered with the Ministry. This leads to the granting of a concession once basic criteria have been achieved in terms of exploration plans and proof of the financial capacity to undertake such programs. Seven of the mining concession applications are located in Santander, adjacent or near to the Company’s owned coal mining concessions, in the Northern part of Santander, the majority of which are clustered together in a single mining block in Northern Santander referred to herein as the North Block.  The three concessions under agreement are adjacent to one another and form a second mining block in Boyacà.  Four of the applications are located in Magdalena.  Applications for these mining concessions were made prior to the current moratorium initiated by the Colombian government prohibiting new applications and should not be affected by it.

Our existing mining concessions are without known reserves and our proposed program for these properties is exploratory in nature. Most of the current mining activity in Santander and Boyacà uses underground mining methods since typically the coal seams are relatively thin for opencast purposes but ideal thicknesses for underground mining.  The seams also dip at relatively steep angles which means that opencast strip ratios can increase quickly.  However, in the North Block, early exploration work suggests some limited opencast coal can be exploited, which provides a relatively quick access to mining operations and means underground mining can start without the need for shaft sinking, as the mineralized material is accessed from the open pit.  However, it is expected that most of the mining activity will be from underground operations.

Location and Access

Our three existing mining concessions are located approximately 67 to 74 kilometers (42 to 46 miles) southeast of the city of Barrancabermeja, Santander, Colombia.   The two largest concessions are 68 and 69 kilometers (approximately 42 to 43 miles) from Barrancabermeja, respectively.  They are accessed by traveling east on Route 66, the Barrancabermeja-Bucaramanga highway, to the town of La Fortuna and then traveling south on a secondary road.  Approximately 54 kilometers (approximately 34 miles) of this route consists of two-lane, paved road with a one meter shoulder and five meter wide draining ditch.  The last 15 kilometers (approximately 9 miles) consists of an unpaved road maintained by Ecopetrol, the principal petroleum company in Colombia.  The third concession is approximately 74 kilometers (approximately 46 miles) from Barrancabermeja and is reached by traveling south from the airport and picking up Route 45, the Pan American highway, which is the major highway in the region, and traveling north for approximately 10 kilometers (approximately 6 miles) and then southeast on a paved secondary road for approximately 45 kilometers (approximately 28 miles).  Approximately 59 kilometers (approximately 37 miles) of this route consists of two-lane, paved road with a one meter shoulder and five meter wide draining ditch.  The last 15 kilometers (approximately 9 miles) consists of an unpaved road maintained by Ecopetrol.

Initial Geology and Mineralization of Our Properties

The initial geological review of the mining concessions performed by geologists retained by us confirmed the presence of a known coal formation, studied petroleum borings and seismic data, and analyzed ground samples to identify productive coal seams.   We confirmed that our mining concessions are on the Umir formation, a known sedimentary structure which is associated with the presence of coal.  It is adjacent to the Lisama oil fields and petroleum formation.  Our third-party geologists also analyzed numerous oil drillings and seismic lines, boring reports, electrographic data and stratigraphy from work performed by Ecopetrol S.A., the principal petroleum company in Colombia, and evaluated numerous oil drillings and seismic lines.  In doing so, we confirmed the presence of coal.  The geologists then extracted approximately 80 samples of coal from exposed seams to determine the continuity and productivity of the coal seams.

Geologists engaged by us detected 44 coal seams in the property and selected 15 productive coal seams based on seams that are no less than 50 centimeters in thickness and no more than 20 meters apart.  Adding together the 15 seams, they arrived at an aggregate seam thickness of 27.4 meters.  They then determined the continuity of the coal seams to be 10 kilometers in length from north to south and one kilometer in width from east to west.  The geologists estimated the total width of the seam to be six kilometers but have only measured and tested one kilometer in width at this time.

Government Regulations

In Colombia, the sub soils are generally owned by the state.  The state may authorize private parties to explore and develop mineral deposits under concession contracts.  Until 2001, they could also be developed under Exploration and Exploitation Contracts executed with specialized agencies of the state.  However, as of 2001, Colombia’s new Mining Code modified by Law 1382 of 2010, only permits concession contracts, which are awarded by a single governmental entity and are subject to a standard set of conditions.

The concession contract grants to a concessionaire the exclusive right to carry out the geological studies, to execute the works and to build the installations necessary within the given area to establish the existence of minerals and to exploit them according to the principles, rules and criteria of the accepted techniques of geology and mining engineering.  It also covers the right to install and build the equipment, services and works necessary to efficiently exercise the rights set forth in the Colombian Mining Code modified by Law 1382 of 2010.  Concession contracts are generally granted for a term that the proponent requests, up to a maximum of 30 years.  Such term starts from the date the contracts are inscribed at the National Mining Register.

The concession contract has three phases:

Exploration Phase.

•	Starts once the contract is inscribed in the National Mining Registry (Registro Minero Nacional RMN).

•
Valid for three years plus a two-year extension.  In case an extension for longer than what has been determined, the concessionaire is entitled to continue its explorations by means of requesting additional extensions for two years each, for up to 11 years , for which it shall be necessary to present technical reasons and economic perspectives , demonstrate  the fulfillment of mining and environmental guidelines, describe the works to be executed, specify the duration of the works describe the investments to be made, and make the corresponding payment of the surface fee for the exploration.

•	Annual surface fee based on the number of hectares in the concession.

•	Requires an annual Environmental Mining Insurance Policy for 5 % of the value of the planned exploration expenditure for the year.

•	Present a mine plan (PTO) and an Environmental Impact Study (EIA) for the next phase.

Construction Phase.

•	Valid for three years plus a one year extension.

•	Annual surface fee payments as in Exploration Phase based on the number of hectares in the concession.

•	Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned investment as defined in the PTO for the year.

•	Environmental License issued on approval of the Environmental Impact Study.

Exploitation Phase.

•	Valid for 30 years minus the time taken in the exploration and construction phases and is renewable for 20 years.

•
Requires an annual Environmental Mining Insurance Policy for 10 % of the result of multiplying the volume of annual production estimated of mineral object of the concession, by the price at the mine head of the mentioned mineral determined annually by the Government.

•	No annual surface fee.

•	Pay royalty based on regulations at time of granting of the contract.

All of our owned concessions are in the exploration phase under Colombian mining law. We believe we have met all requirements under this phase.

For the three concessions we own and the three under agreement, annual surface fees for 2011-2012 will be approximately $134,665.61 (based upon a conversion rate of 2,000.04 Colombian Pesos per Dollar at December 31, 2010).

Environmental Laws

The Colombian Mining Law 685 of 2001 modified by Law 1382 of 2010 requires an Environmental Mining Insurance Policy for each concession contract.  We have provided the required insurance policy for our three existing mining concessions.  In addition, this provision states that an Environmental Impact Study has to be presented at the end of the Exploration Phase if the concession is to proceed to the Construction Phase, and this study must be approved and an Environmental License issued before the Exploitation Phase can begin.

Our mining properties are subject to Colombian and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  We believe our current concessions and those for which we are currently applying are in material compliance with all environmental rules and regulations.  Nevertheless, no assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future.

Also, during the exploration phase we must maintain an environmental inventory and record how we disturb the environment during the exploration and drillings, which in turn forms the basis for compensating the land owner for any disturbance to the environment during this phase.  For example, before we drill in an area, we take photographs and inventory the environment, such as trees, streams, etc.  We then get written permission from the land owner to drill on his land.  At present we have permissions from the land owners where we are currently drilling.  After we complete our drilling program and the equipment is removed, we again will take photographs and a second inventory.  Any difference, such as removal of a tree, will require us to compensate the land owner.  The amount of the compensation is determined by a schedule published by the local environmental authority.

Prior to acquiring additional concessions, we intend to make a thorough assessment to mitigate possible unexpected environmental liabilities.  Nevertheless, any mining operations we acquire in the future may currently or historically have used hazardous materials and, to the extent that such materials are not recycled, they could become hazardous waste.  We may be subject to claims under federal, regional, or local statutes and/or common law doctrines and their Colombian law equivalents for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media.  Such claims may arise, for example, out of current or former conditions at sites that we acquire, and at contaminated sites that have always been owned or operated by third parties.  Liability may be without regard to fault and may be strict, joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

Exploration Plans

Our current three concessions owned and under agreement are located on agricultural property which has not been previously mined.  Prior agricultural activities included small scale farming and livestock grazing.  Except for six boreholes previously drilled by us, no work has commenced on the property.  Beginning in February 2011 we commenced a more extensive drilling program on the property which we anticipate will cost approximately $3.5 million.   This drilling program is expected to consist of approximately 60 boreholes, and an aggregate of 15,000 meters.  We anticipate having proven reserves by the end of the year. We have retained an outside firm to conduct the drilling program based on their extensive experience of conducting such programs in Colombia.  We intend to retain an outside international company providing consulting expertise to the energy, mining, and natural resources industries, to independently verify the results and reports created, and to retain an outside company specializing in geophysical procedures, to provide borehole wireline logging services.  The drilling program will be a mixture of fully-cored and non-cored to allow maximization of the budget and time available while undertaking a full test program both on coal seams intersected and rock mechanic analysis of the roof and floor strata, for effective mine design and planning, as well as assessing seam methane gas contents and desorbtion rates.

A full suite of coal analytical tests will be conducted on the coal samples, including proximate and ultimate analyses and specific tests on coke where appropriate by an outside laboratory of international standard.  We anticipate completing this drilling program in the first half of 2011 and receiving the test results in final quarter 2011.

We intend to conduct the entire program to an appropriate standard to allow a reserve and resource classification, verified by Norwest, as per the requirements of the US Bureau of Mines and US Geological Survey set out in Geological Survey Bulletin 1450 – B of 2006.

There is no mining equipment on site.  A detailed drilling program using two drilling rigs, a Longyear 44 and a Longyear 38 exploration drill, with ancillary equipment including pick up vehicles to conduct the proposed drilling program.  All cores will be logged and stored in a central facility based at a local farm.

Power for the drilling program will be provided from the local grid, although a standby generator may be acquired.  Water will be sourced by borehole or a local supply which management believes will be adequate for the drilling program.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CCPF.”  The table below sets forth for the periods indicated the range of the high and low bid information as reported on the Internet.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2009	First	$0.05	$0.05
	Second	$0.05	$0.05
	Third	$0.05	$0.05
	Fourth	$0.05	$0.05

FISCAL YEAR ENDED DECEMBER 31, 2010	First	$0.05	$0.05
	Second	$0.05	$0.05
	Third	$2.00	$0.05
	Fourth	$2.00	$1.20

At March 28, 2011, we had outstanding the following options or warrants to purchase, and securities convertible into, our common shares:

•	1,282,000 warrants exercisable at $0.01 per share which expire on June 30, 2015;

•	340,640 warrants exercisable at $2.50 per share which expire on June 30, 2015;

•	100,000 warrants exercisable at $2.50 per share which expire on February 1, 2016;

•	10% Secured Promissory Notes due June 30, 2012, which are convertible into 3,200,000 common shares, all of which are included in our current registration which is not yet effective;

•	580,000 options exercisable at $0.05 which expire on May 27, 2015;

•	175,000 options exercisable at $1.50 per share, which expire on November 11, 2015;

•	858,334 options exercisable at prices ranging from $2.50 to $5.00, which expire on December 28, 2015; and

•	200,000 options exercisable at $2.50 per share, which expire on March 1, 2016.

Holders

At March 8, 2011, we had approximately 152 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plan is disclosed in this report under the section captioned “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Unregistered Sales of Securities

From May through December 2010 we conducted a non-public offering of 10% Secured Convertible Notes due June 30, 2012, and five-year warrants to purchase shares of our common stock at an exercise price of $0.01 per share.  We sold notes in an aggregate amount of $8,000,000 and issued warrants to purchase 3,200,000 shares, of which 368,000 have been exercised as of March 31, 2011.  These notes and warrants, and the warrant shares, were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  We filed a Form D with the Commission for this offering on July 6, 2010, and filed an amendment thereto on December 23, 2010, reflecting an increase in the total amount of the offering.  Each investor was an accredited investor as defined in Regulation D.  Each party delivered appropriate investment representations with respect to these sales and consented to the imposition of restrictive legends upon the promissory notes and the warrant certificates, and the warrant share certificates.  Each party or its representative, was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  We paid $427,626.28 and issued 173,840 warrants as selling commissions to European American Equities, Inc. and paid $304,500 and issued 166,800 warrants to Sutter Securities Incorporated, registered broker-dealers, for sales of the securities by them.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income.  This section should be read in conjunction with our annual financial statements and accompanying notes and other detailed information included in this report.

Overview

We are an exploration stage company with limited operations.  We had no significant operations prior to the acquisition of a controlling interest of our company by LIFE Power & Fuels, LLC, a Delaware limited liability company (“LIFE”), in May 2010.  Since May 2010, through our wholly owned Colombian subsidiary, we have been engaged in the business of acquiring and developing coal mining assets and propose to engage in the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in the Republic of Colombia, South America.  We directly own 99% of Energia Andina Santander Resources Cooperatieve U.A., a company formed under the laws of the Netherlands.  The other 1% is owned by Colombia CPF LLC, Delaware limited liability company which is wholly owned by us.  Our Dutch subsidiary owns all of the outstanding shares of Energia Andina Santander Resources SAS, a Colombian company which owns our assets and operates our business in Colombia.

In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state.  We have secured three coal mining concessions and have filed applications for 11 additional concessions in the Santander and Magdalena regions of Colombia.  These regions were selected because of their large metallurgical coal resources, their location on the Magdalena River with river access for shipping, and their proximity to Colombia’s main pipeline and several other refined products pipelines.  Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons of recoverable reserves and 17 billion metric tons of potential reserves.

We anticipate that our primary operations will include the mining of high-grade, metallurgical coal, coal coking, power generation and alternative energy production, such as coal gasification and coal-to-liquids.

We were incorporated under the name Freedom Resources Enterprises, Inc. in the State of Nevada on November 6, 1996, to engage in the business of producing self-help publications and workshops.  Between November 1996 and September 2005, we generated only minimal revenues, and in October 2005 we ceased all business operations.  From October 2005 to early May 2010, we did not engage in any business activities.  Prior to this period, our management had been evaluating potential business opportunities that might be available to us to preserve our shareholders’ investment in our common shares. On July 28, 2010, we completed a name change to Colombia Clean Power & Fuels, Inc.

Recent Material Developments

In May 2010 control of our company changed to LIFE and we recommenced principal business operations.  Since that date and during the period covered by the financial statements included herein, we have accomplished the following material activities:

•
On May 6, 2010, we issued 19,080,000 shares of our common stock to LIFE, which shares represented approximately 94.1% of our issued and outstanding shares of common stock at the time of the transaction.  The shares were sold by us for $100,000.  We also elected Edward P. Mooney as our principal executive officer and as a director. In addition, Daniel F. Carlson was appointed our Chief Financial Officer, Secretary and Treasurer.  In connection with this change of control transaction, we settled all of our outstanding debts using all of the proceeds from the sale of the shares to LIFE.  We also converted the principal and interest on an outstanding promissory note in the principal amount of $5,000 held by our president prior to the change of control into 80,001 shares of our common stock.

•
On June 10, 2010, LIFE entered into a Stock Purchase Agreement with Daniel Carlson, Renée Grossman, the Edward Mooney and Theresa Mooney Revocable Living Trust, and Latin-American Fuels Corporation, pursuant to which LIFE sold an aggregate of 4,680,000 shares of our common stock to these purchasers for an aggregate purchase price of $23,077 in a privately-negotiated transaction.  Latin-American Fuels, Ms. Grossman, Mr. Carlson and the Mooney Trust purchased 3,600,000, 600,000, 240,000 and 240,000 shares of common stock, respectively, from LIFE in the transaction.

•
In May 2010 we commenced a non-public offering of 10% Secured Convertible Notes due June 30, 2012, and five-year warrants to purchase shares of our common stock at an exercise price of $0.01 per share.  The promissory notes are convertible at the rate of $2.50 per share.  The notes are secured by our ownership interest of our wholly-owned subsidiaries.  At September 30, 2010, we had issued notes in the aggregate amount of $1,890,000 and issued 756,000 warrants.

•	Since May 2010 we have commenced implementing our new business strategy and engaging our new executive management team.

•
In June 2010 we changed the name of our company from Freedom Resources Enterprises, Inc. to our current name, effected a two-for-five reverse split of our outstanding common shares, and adopted our 2010 Equity Incentive Plan.

•
In July 2010 we completed acquisitions of two mining concessions located in the Santander district of Colombia covering a total of 6,608 acres.  The purchase price for these concessions was 400,000,000 COP (approximately $214,023).  We also paid 125,266,709 COP ($67,348) in annual fees to the Colombian Ministry of Mines related to these concessions.  In addition to the purchase price, the seller is entitled to a royalty of $2.00 for each ton of coal extracted under the concessions during the term of each contract.

•
In October 2010 we acquired a mining concession covering 10,873 acres for an aggregate purchase price of $1,515,000, of which we have paid $95,000 of the purchase price and the balance is due as follows: $220,000 payable on the date the assigned concession rights are registered with the Colombian National Mining Register and the balance of $1,200,000 in six quarterly payments of $200,000, beginning three months after the date the rights are registered with the amount of each quarterly payment reduced by 50% of the value of any extraction royalties paid to the assignor.  The assignor in this transaction is also entitled to receive royalty payments of $2.00 for each ton of coal extracted under the mining concession during the term of the concession.  We also paid 215,377,844 COP (approximately $115,299) in annual fees to the Colombian Ministry of Mines for this concession.

•
In December 2010 we completed our non-public offering of 10% Secured Convertible Notes and warrants.  In the offering, we issued notes in the aggregate amount of $8,000,000 and issued warrants to purchase an aggregate of 3,200,000 shares of common stock.

Subsequent to the period covered by the financial statements included with this report, we have accomplished the following material activities:

•
On February 11, 2011, we entered into agreements with two sellers to purchase three coal mining concessions in the state of Boyacà.  The concessions are contiguous and form a single mining block.  Two of the concessions have approved mining licenses from the Colombian Institute of Geology and Mining, which we plan to extend to the other license.  The aggregate purchase price of these concessions is $2.55 million, $300,000 of which has been paid; $500,000 of which is due upon receipt of approval of the assignment of the transfer of the concessions from the Colombian Institute of Geology and Mining; $250,000 of which is due upon recording and publication of the assignment in the National Mining Registry; and then the balance of $1,500,000 is payable in three payments of $500,000 every 6 months thereafter.  In addition to the purchase price, the assignors in this transaction are entitled to receive royalty payments in an amount equal to $2.75 for each ton of coal extracted under the mining concessions during the term of the concessions.

•
On February 1, 2011, we entered into an agreement with Hong Kong Dongshi Coal Chemistry Engineering Consultancy & Management Co., Ltd. (“Dongshi”) in which Dongshi shall prepare and compile a comprehensive and bankable feasibility study on four projects consisting of a 300,000 ton per annum Urea Facility, 1,000,000 ton per annum Coking Facility, a 100,000 ton per annum Methanol Facility, and a 120 megawatt power plant. The total cost of the feasibility studies is $680,000 of which $240,000 has been paid and the balance of $440,000 is due in two equal installments based upon the completion of, respectively, initial review of the feasibility report documents (expected in May, 2011), and completion and acceptance by the Compnay of all final documents of the feasibility study which is anticipated to occur in the 3rd quarter of calendar 2011.

Results of Operations for the Years Ended December 31, 2010 and 2009

We did not have any revenues for the years ended December 31, 2010 or 2009. For the year ended December 31, 2010, our net loss was $2,213,320 compared to $24,105 in 2009. The increase in our net loss was due to increased expenses, primarily outside professional services in mine engineering, legal, and accounting (including options issued to outside professionals as part of their compensation), related to our recommencing operations during the second quarter of 2010.  Expenses during the year ended December 31, 2010, consisted of $1,935,450 in general and administrative expense and $533,870 in interest expense and reduced by unrealized gain in fair value of embedded conversion feature liability of $256,000. Expenses during the same period in 2009 consisted of $9,288 in interest expense, and $14,817 in general and administrative expenses. Loss per share for the year ended December 31, 2010 was ($0.12), based on a weighted average of 18,887,765 shares outstanding during that year compared to a similar loss per share of ($0.02) during the year ended December 31, 2009, based on a weighted average of 1,120,000 shares outstanding during that year.

Liquidity and Capital Resources

At December 31, 2010, we had $5,027,656 in cash and $4,593,949 in working capital.  At December 31, 2010, we also had total liabilities of $7,412,285. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

As of December 31, 2010, our total assets were $8,175,587 consisting of cash, prepaid expenses, office and technical equipment, and mining concessions. The increase in assets is a result of $8,000,000 in Convertible Note issuances, the most recent of which was on December 21, 2010 in which we issued $225,000 of notes to investors.  The increase in accounts payable was a result of the Company recommencing operations in June, 2010.

Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm for the year ended December 31, 2010 expresses doubt about our ability to continue as a going concern.  Our operating losses have been funded through the issuance of equity securities and borrowings.  We will need additional funding in order to continue our business operations.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed.  Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business.  Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.  See Note 1 in our Consolidated Financial Statements for the year ended December 31, 2010, for a discussion of those policies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is incorporated herein by reference to Form 8-K dated and filed on June 10, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management had previously identified a material weakness relating to the lack of employees resulting in a lack of segregation of duties necessary for an effective system of internal control.  This material weakness caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating these material weaknesses.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management determined that there existed a material weakness relating to a lack of segregation of duties necessary for an effective system of internal control.

As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Remediation plan for material weakness in internal control over financial reporting

A plan was introduced in 2011 to implement a number of remediation measures to address the material weakness described above.  Many of these measures are entity-level in nature and we believe that the organizational and process changes we have and intend to adopt will improve our internal controls and governance environment.  Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness which we are in the process of doing and committed to continuing.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

During first quarter 2011, and over the balance of the 2011 year, we have and will continue to undertake an entity-level review of and test our control procedures and analyze the application of our controls and our control environment generally. In addition, we have hired additional personnel in California to assist with accounting activities and to allow for segregation of duties. The new personnel have been trained in internal controls requirements and testing.  Internal and external accounting personnel report directly to the Board of Directors about the internal control testing results, progress, and remediation activities.  The Board of Directors and management will continue to set a tone for effective entity-wide corporate governance; inspire rigorous, uniform application of our internal controls and provide ongoing oversight of the preparation and review of our financial statements.  We believe that these efforts along with our new staff will substantially decrease the possibility of the occurrence of errors in our financial statements.

These remediation efforts are designed to address the material weakness identified above and to improve and strengthen our overall control environment. We believe these actions will minimize the material weakness from reoccurring. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address any potential future deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2010, no information was required to be disclosed in a report on Form 8-K that was not reported during the period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 8, 2011, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Edward P. Mooney	51	President, CEO & Director	2010
Edward Mooney has served as our President and Chief Executive Officer since May 2010 and was elected as a member of our Board of Directors on May 6, 2010.  Since June 2008, Mr. Mooney has been the managing member of Summa Resource Holdings LLC, an investment firm in the national resources and alternative energy fields.  Since January 2009 he has been a director of Clean Coal Ltd., a firm engaged in the global underground coal gasification industry, and since January 2009 he has served as President of its U.S. subsidiary, Clean Coal Inc.  From 2006 until June 2008, Mr. Mooney was self-employed as a corporate development and corporate finance consultant.  Mr. Mooney is the sole managing member of LIFE Power & Fuels LLC, a development stage company proposing to develop clean energy products worldwide and our largest stockholder.   Prior to 2005, Mr. Mooney served in various capacities over a twenty-year period with numerous investment advisory and business development firms, and has served as an officer and director of publicly-held and private corporations in the telecommunications, technology, and education industries. Mr. Mooney also was a co-founder in 2007 and since 2008 has served as Chairman of the Global University for Lifelong Learning, a not-for-profit organization focused on educational initiatives for developing nations.  Mr. Mooney received a Masters Degree in Education in 1990 from California State University, Long Beach and a Bachelors Degree in Geography in 1982 from San Francisco State University.

Daniel F. Carlson	43	Chief Financial Officer & Director	2010
Mr. Carlson was appointed to serve as our Chief Financial Officer and Treasurer on May 6, 2010 and was appointed one of our directors on May 28, 2010.  Mr. Carlson has also served as the Chief Financial Officer for LIFE Power & Fuels LLC, our majority stockholder, since 2009.  Mr. Carlson served as a Managing Director of European American Equities, Inc., a registered broker-dealer, from January 2009 until June, 2010.  Prior to joining European American Equities, Inc., Mr. Carlson was employed by Primary Capital from October 2006 until December 2008, as Head of Institutional Sales, where he focused on reverse merger and PIPE transactions in the United States for Chinese companies.  Mr. Carlson currently serves on the board of directors of China Precision Steel, Inc., a NASDAQ-listed Chinese steel processor.  Previously, Mr. Carlson was a Managing Director at BayStar Capital, a leading hedge fund in the PIPE space, where he was Head of Trading from 2004 through 2006; he was head of trading at both Husic Capital and Coyote Capital between 2002 and 2004; he was the Head of Trading/Analyst at Azure Capital Partners, a Venture Capital/Crossover fund investing in the technology industry from 2000 through 2002; and, from 1995 until 2000, he was a Senior Trader for RCM Capital Management, a 50+ billion dollar asset management firm, where he specialized in trading small cap securities.  Mr. Carlson holds a Bachelor of Arts degree in Economics from Tufts University achieved in 1989.

Graham Chapman	52	Chief Operating Officer	2010
Mr. Chapman was appointed to serve as our Chief Operating Officer effective September 20, 2010.  Since March 2010 he has been the managing director of Badger Resources Limited, a consulting firm in the mining industry.  From January 2010 until July 2010 he served as the Chief Operating Officer of Clean Coal Ltd., a private firm engaged in the business of developing underground coal gasification projects around the world.  In addition, Mr. Chapman has served as the Chief Operating Officer of Clean Coal Ltd., since January 2007.   From January 2005 until February 2008 Mr. Chapman served as managing director of Energy Edge Ltd., an innovative coal-focused consultancy firm.  Mr. Chapman has over 30 years of operational experience developing and commercializing coal and other natural resources.  In 2002 Mr. Chapman received an MBA from the University of Leicester and in 1979 received a Bachelor of Science degree from the University of Hull.  He is a Fellow of the Geological Society of London (FGS).

James J. Wolff	53	Director	2010
Mr. Wolff was appointed one of our directors on May 28, 2010. He has served as the Chief Financial Officer of US Coal Corporation since 2008.  Prior to joining US Coal Corporation, Mr. Wolff was the Executive Vice President and Chief Financial Officer of Energy Coal Resources, Inc., from 2006 to 2008.  From 2003 to 2006, Mr. Wolff provided independent financial advisory services to transportation and energy businesses.  Previously, from 1992 to 2003, Mr. Wolff held several positions with American Commercial Lines, LLC, including Senior Vice President of Finance and Administration and Chief Financial Officer and Chief Financial Officer of Danielson Holding Corporation, an affiliated entity.  Mr. Wolff holds a B.A. degree in Economics from the University of Texas.

Barry G. Markowitz	69	Chairman	2011
Mr. Markowitz was appointed one of our directors on March 3, 2011. Mr. Markowitz has been retired since 2004.  From 1994 until 2004 he served as President of DTE Energy Services, a non-regulated subsidiary of a utility holding company located in Ann Arbor, Michigan, which built, owned and operated power plants, coke batteries, and energy projects throughout the U.S.  Mr. Markowitz is also a director of Raser Technologies, Inc., an environmental energy technology company focused on geothermal power development and technology licensing. He received an MBA from CCNY in 1966.  Mr. Markowitz will devote between 25% and 50% of his time to our company.

William C. Gibbs	53	Director	2011
Mr. Gibbs was appointed one of our directors on March 3, 2011.  Since 2005, Mr. Gibbs has been Chairman and President of GreenRiver Resources Corp., a company engaged in mining and extracting oil from tar sands.  Since August of 2010, he has also acted as a consultant to LIFE Power & Fuels LLC.  Mr. Gibbs received his law degree in 1983 from the University of Utah and Magdalene College (Oxford) and his LLM in Securities Regulation in 1985 from Georgetown University.

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

 Mr. Mooney expects to continue his association with LIFE Power & Fuels LLC, Clean Coal Ltd., and Clean Coal Inc.   Mr. Carlson expects to continue his association with LIFE Power & Fuels LLC.  We currently anticipate that Messrs Mooney and Carlson will devote approximately 40 hours per week to the business of our company.  Mr. Chapman does not expect to devote his full-time business efforts to our business, but this may expand in the future as our business grows.  The amount of time Mr. Chapman devotes to our business will be dependent on the pace of our exploration and development efforts, timing of our fundraising efforts and the amount of capital raised by us, among other factors.  He currently devotes approximately 75% of his time, or approximately 30 hours per week, to our company.

There are no family relationships between any of our directors or executive officers.

Significant Employees

We also have a significant employee, Carlos Soto, age 58, who has been the President of our Colombian subsidiary since January 2011.   From April 2009 until December 2010 Mr. Soto, was the owner and managing director of CoalSupport SAS, a consulting firm in the international energy market which provided support services for the mining, transport and commercialization of coal, natural gas, and other fossil fuels.  From 1981 until March 2009 he was employed as project manager by Carbones del Cerrejon LTD, the operator of a coal complex located in Colombia.  He was responsible for the development, conceptual engineering, detailed design and construction of special projects for the company.  He received his MBA degree in finance and administration from the Universidad de Cartagena in 2009 and received his undergraduate degree in mining and metallurgical engineering from the Universidad Nacional de Colombia in 2004.  Mr. Soto is a licensed Mining and Metallurgical Engineer in the Republic of Colombia.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees or other legal proceedings described in Item 401(f) of Regulation S-K of the Commission material to the evaluation of the ability and integrity of any of our directors or executive officers.

We are not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, or affiliate of our company, or security holder is a party adverse to us or our subsidiary or has a material interest adverse to us or our subsidiary.

Audit and Compensation Committees

Our Board of Directors performs the duties that would normally be performed by an audit committee.  Given our recent recommencement of operations, our Board of Directors believes that its current members have sufficient knowledge and experience necessary to fulfill the duties and obligations of the audit committee for our Company.

The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors also does not currently have a policy for the qualification, identification, evaluation or consideration of director candidates. The Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation or consideration of candidates recommended by stockholders is necessary at this time due to majority control of the company by a single shareholder and the fact that we have not received any stockholder recommendations in the past.  Director nominees are considered solely by our Board of Directors.

Code of Ethics

We adopted a code of ethics in 2003 that applies to our officers, directors and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table identifies each person who, at any time during the fiscal year ended December 31, 2010, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Life Power & Fuels LLC	1	1	0
Edward P. Mooney	1	1	0
Daniel F. Carlson	1	1	0
Latin-American Fuels Corp.	1	1	0
James J. Wolff	1	1	0
Graham Chapman	1	1	0

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2010 and 2009. No other executive officer had total compensation in excess of $100,000 in 2010.

SUMMARY COMPENSATION TABLE

				Option
Name & Principal Position	Year	Salary	Bonus	Awards		Total
Neil Christiansen, President(1)	2010	0	0			0
	2009	0	0			0

Edward P. Mooney, CEO(1)	2010	$21,000	$35,000	$102,199	(2)	$158,199
	2009	0	0			0

(1)	Mr. Christiansen serviced as our President and principal executive officer from 1996 until May 6, 2010, after which Mr. Mooney served as our Chief Executive Officer.

(2)	The estimated value of the options awarded to Mr. Mooney was determined in accordance with FASB ASC 718; see note 5 in the footnotes to the Consolidated Financial Statements

On August 3, 2010, we entered into employment agreements with Edward P. Mooney, our President and Chief Executive Officer, which was amended and restated in January 2011.  Mr. Mooney is also a member of our board of directors.   The employment agreement is effective as of July 1, 2010, and has an initial two-year term.  The initial term will automatically be extended for an additional one-year period thereafter, unless either we or the executive elects not to extend the term by written notice delivered to the other party not later than 30 days prior to the start of the extension period.  Under the amended employment agreement, we will pay Mr. Mooney an annual base salary of $48,000.  In addition, at the discretion of our board of directors, Mr. Mooney will be eligible to receive an annual cash bonus of up a minimum of 50% and a maximum of 100% of his the then applicable base salary.  For the year ended December 31, 2010, we paid Mr. Mooney a cash bonus of $35,000.

Mr. Mooney may voluntarily terminate his employment agreement at any time by providing us with at least 30 days written notice.  Nevertheless, if such termination is without “Good Reason,” as this term is defined in the employment agreement, he will receive only his accrued benefits as of the termination date and shall not be entitled to any other termination payment.  In addition, we may also terminate the employment agreement for “Cause,” as this term is defined in the employment agreement, upon written notice.

If the employment of Mr. Mooney is terminated as a result of death or disability, he, his surviving spouse or his estate, as the case may be, will be entitled to receive his accrued benefits as of  the termination date as a termination payment.  If his employment is terminated by him for Good Reason or by us for any reason other than death, disability or Cause, Mr. Mooney will receive a termination payment of $50,000.

The employment agreement also contains customary provisions regarding nondisclosure of proprietary information, assignment of inventions and shop rights.

Equity Awards

As of December 31, 2010, there were no unexercised options, stock that had not vested, or equity incentive plan awards for Mr. Christiansen. Mr. Mooney was granted 100,000 options on December 28, 2010. These options had an exercise price of $2.50 for 50,000 and $5.00 for 50,000. The options vested 25% immediately and 25% on each of the next three anniversaries of the grant.

On May 12, 2010, our Board of Directors adopted, and our shareholders approved, our 2010 Equity Incentive Plan.  The following summary briefly describes the material features of the plan:

Shares Available

Our 2010 Equity Incentive Plan authorizes 3,300,000 additional shares of our common stock for issuance under the plan.  In the event of any change in the number of our shares outstanding by reason of any stock dividend or split, reverse stock split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the maximum number of shares of our common stock with respect to which the Board of Directors may grant options, SARs, shares of restricted stock, and stock bonuses, appropriate adjustments will be made to the shares subject to the Incentive Plan and to any outstanding awards.  Shares available for awards under the Incentive Plan may be either newly-issued shares or treasury shares.  If an award or portion thereof will expire or terminate for any reason without having been exercised in full, the unexercised shares covered by the award will be available for future grants of awards under the Incentive Plan.

Administration

The Incentive Plan will be administered by the compensation committee of the Board of Directors, or if a compensation committee is not appointed or unable to act, then the entire Board of Directors.  The committee will consist of at least two members who are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act.  With respect to the participation of individuals who are subject to Section 16 of the Exchange Act, the Incentive Plan is administered in compliance with the requirements of Rule 16b-3 under the Exchange Act. Subject to the provisions of the Incentive Plan, the committee determines the persons to whom grants of options, SARs and shares of restricted stock are to be made, the number of shares of common stock to be covered by each grant and all other terms and conditions of the grant. If an option is granted, the committee determines whether the option is an incentive stock option or a non-statutory stock option, the option’s term, vesting and exercisability, the amount and type of consideration to be paid to us upon the option’s exercise and the other terms and conditions of the grant. The committee will have the full authority and discretion to interpret and construe any provision of the Incentive Plan and the terms of any award issued under the Incentive Plan. All determinations of the committee are final and binding on all parties having an interest in the Incentive Plan or in any award made under the Incentive Plan. The costs and expenses of administering the Incentive Plan are borne by us.  We have not yet formed the compensation committee to administer the Incentive Plan and therefore our Board of Directors will act as plan administrator of the Incentive Plan.

Eligibility

Eligible individuals include our employees, officers and directors of our company or any subsidiary of our company or consultants to our company or any subsidiary of our company, in each case who are responsible for the management, growth and protection of the business of our company; provided, however, that only employees of our company or any subsidiary of the company will be eligible to receive incentive awards consisting of incentive stock options.

Stock Options and SARs

Under the Incentive Plan, the plan administrator is authorized to grant both stock options and SARs. Stock options may be either designated as non-qualified stock options or incentive stock options.  Incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code such that a participant can receive potentially favorable tax treatment, may only be granted to employees.  Therefore, any stock option granted to consultants and non-employee directors are non-qualified stock options. SARs may be granted either alone or in tandem with stock options (or on a stand-alone basis).  A SAR entitles the participant to receive a cash payment equal to the excess, if any, of the fair market value of a share on the exercise date over the exercise price of the SAR.  In general, if a SAR is granted in tandem with an option, the exercise of the option will cancel the SAR, and the exercise of the SAR will cancel the option.  Any shares that are canceled will be made available for future awards.  The plan administrator, in its sole discretion, determines the terms and conditions of each stock option and SAR granted under the Incentive Plan, including the grant date, option or exercise price (which, in no event, will be less than the par value of a share), the term of each option or SAR, exercise conditions and restrictions, conditions of forfeitures, and any other terms, conditions and restrictions consistent with the terms of the Incentive Plan, all of which will be evidenced in an individual award agreement between us and the participant.

Certain limitations apply to incentive stock options and SARs granted in tandem with incentive stock options.  The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the date of the option’s grant and the term of any such option will expire not later than the tenth anniversary of the date of the option’s grant.  In addition, the per share exercise price of any incentive stock option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power or value of all classes of our stock must be at least 110% of the fair market value of a share of common stock on the date of grant and such option will expire not later than the fifth anniversary of the date of the option’s grant.

 Options and SARs granted under the Incentive Plan become exercisable at such times as may be specified by the plan administrator.  In general, options and SARs granted to participants become exercisable in four equal annual installments, subject to the optionee’s continued employment or service with our company.  However, the aggregate value (determined as of the grant date) of the shares subject to incentive stock options that may become exercisable by a participant in any year may not exceed $100,000.  If a SAR is granted in tandem with an option, the SAR will become exercisable at the same time or times as the option becomes exercisable.

Each option will be exercisable on such date or dates, during such period, and for such number of shares of common stock as shall be determined by the plan administrator on the day on which such stock option is granted and set forth in the option agreement with respect to such stock option; provided, however the maximum term of options and SARs granted under the Incentive Plan is ten years.  If any participant terminates employment due to death or disability or retirement, the portion of his or her option or SAR awards that were exercisable at the time of such termination will remain exerciseable until the expiration of their term.  In the case of any other termination, the portion of his or her option or SAR awards that were exercisable at the time of such termination may be exercised for 90 days from the date of termination.

Restricted Stock

Under the Incentive Plan, the plan administrator is also authorized to make awards of restricted stock.  Before the end of a restricted period and/or lapse of other restrictions established by the plan administrator, shares received as restricted stock will contain a legend restricting their transfer, and may be forfeited in the event of termination of employment or upon the failure to achieve other conditions set forth in the award agreement.

An award of restricted stock will be evidenced by a written agreement between us and the participant.  The award agreement will specify the number of shares of common stock subject to the award, the nature and/or length of the restrictions, the conditions that will result in the automatic and complete forfeiture of the shares and the time and manner in which the restrictions will lapse, subject to the participant’s continued employment by us, and any other terms and conditions the plan administrator imposes consistent with the provisions of the Incentive Plan.  The plan administrator also determines the amount, if any, that the participant will pay for the shares of restricted stock.  However, the participant must be required to pay at least the par value for each share of restricted stock.  Upon the lapse of the restrictions, any legends on the shares of common stock subject to the award will be re-issued to the participant without such legend.

The plan Administrator may impose such restrictions or conditions, to the vesting of such shares as it, in its absolute discretion, deems appropriate.  Prior to the vesting of a share of restricted stock granted under the plan, no transfer of a participant’s rights to such share, whether voluntary or involuntary, by operation of law or otherwise, will vest the transferee with any interest, or right in, or with respect to, such share, but immediately upon any attempt to transfer such rights, such share, and all the rights related thereto, will be forfeited by the participant and the transfer will be of no force or effect; provided, however, that the plan administrator may, in its sole and absolute discretion, vest in the participant all or any portion of shares of restricted stock which would otherwise be forfeited .

In the event that the employment of a participant with us terminates for any reason other than for cause, as such term is defined in the Incentive Plan, prior to the vesting of shares of restricted stock granted to such participant, the restricted stock will be forfeited on the date of such termination; provided, however, that the plan administrator may, in its sole and absolute discretion, vest the in participant all or any portion of shares of restricted stock which would otherwise be forfeited.  In the event of the termination of a participant’s employment for cause, all shares of restricted stock granted to such participant which have not vested as of the date of such termination will immediately be forfeited.

            Stock Bonus

Under the Incentive Plan, the plan administrator is also authorized to grant other bonuses payable in shares of common stock in such amounts as it shall determine from time to time.  A stock bonus will be paid at such time and subject to such conditions as the plan administrator will determine at the time of the grant of the stock bonus.  Certificates for shares of the common stock granted as a stock bonus will be issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which the stock bonus is required to be paid.

Fair Market Value

Under the Incentive Plan, fair market value means the fair market value of the shares based upon either the closing selling price of a share of our common stock as quoted on the principal national securities exchange on which the stock is traded, if the stock is then traded on a national securities exchange, or the closing bid price per share last quoted on that date by an established quotation service for over-the-counter securities, if the common stock is not then traded on a national securities exchange.

Transferability Restrictions

Generally and unless otherwise provided in an award agreement, shares or rights subject to an award cannot be assigned or transferred other than by will or by the laws of descent and distribution and awards may be exercised during the participant’s lifetime only by the participant or his or her guardian or legal representative.  However, a participant may, if permitted by the plan administrator, in its sole discretion, transfer an award, or any portion thereof, to one or more of the participant’s spouse, children or grandchildren, or may designate in writing a beneficiary to exercise an award after his or her death.

Termination or Amendment of the Incentive Plan

Unless sooner terminated, no awards may be granted under the Incentive Plan after May 12, 2020.  The Board of Directors may amend or terminate the Incentive Plan at any time, but the Board of Directors may not, without stockholder approval, amend the Incentive Plan to increase the total number of shares of common stock reserved for issuance of awards.  In addition, any amendment or modification of the Incentive Plan will be subject to stockholder approval as required by any securities exchange on which common stock is listed.  No amendment or termination may deprive any participant of any rights under awards previously made under the Incentive Plan.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	All Other Compensation		Option Awards		Total
Daniel F. Carlson	0	$51,000	(1)	$102,199	(2)	$153,199
James Wolff	$6,000	0		$9,394	(2)	$15,394

(1)
This was paid as a combination of the salary paid to Mr. Carlson during the year ended December 2010 under his employment contract with us and the bonus awarded to Mr. Carlson pursuant to his employment agreement as described below.

(2)	The estimated value of the options awarded to Mr. Carlson and Mr. Wolff was determined in accordance with FASB ASC 718; see note 5 in the footnotes to the Consolidated Financial Statements

On August 3, 2010, we entered into employment agreements with Daniel F. Carlson, our Chief Financial Officer.  Mr. Carlson is also a member of our board of directors.   The employment agreement is effective as of July 1, 2010, and has an initial two-year term.  The initial term will automatically be extended for an additional one-year period thereafter, unless either we or the executive elects not to extend the term by written notice delivered to the other party not later than 30 days prior to the start of the extension period.  Under the employment agreement, we will pay Mr. Carlson an annual base salary of $42,000.  In addition, at the discretion of our board of directors, Mr. Carlson will be eligible to receive an annual cash bonus of up to $50,000.  For the year ended December 31, 2010, we paid Mr. Carlson a cash bonus of $30,000.

Mr. Carlson may voluntarily terminate his employment agreement at any time by providing us with at least 30 days written notice.  Nevertheless, if such termination is without “Good Reason,” as this term is defined in the employment agreement, he will receive only his accrued benefits as of the termination date and will not be entitled to any other termination payment.  In addition, we may also terminate the employment agreement for “Cause,” as this term is defined in the employment agreement, upon written notice.

If the employment of Mr. Carlson is terminated as a result of death or disability, he, his surviving spouse or his estate, as the case may be, will be entitled to receive his accrued benefits as of  the termination date as a termination payment.  If his employment is terminated by him for Good Reason or by us for any reason other than death, disability or Cause, Mr. Carlson will receive a termination payment equal to his accrued benefits plus six months of base salary plus $25,000, if the termination occurs before December 31, 2010, or $50,000, if the termination occurs after December 15, 2010.

We have no arrangements or plans pursuant to which, or that provide for, pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our or executive officers.

Directors are permitted to receive fixed fees and other compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  The Board has agreed to pay Mr. Wolff $1,500 per month for attending board meetings and performing his other duties as a director.  We have no pension or compensatory plans or other arrangements that provide for compensation to our directors in the event of a change in control of our company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 8, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (2)
Edward P. Mooney 181 Third St., Suite 150 San Rafael, CA 94901	12,761,482	(3)	57.10%

Daniel F. Carlson 181 Third St., Suite 150 San Rafael, CA 94901	432,734	(4)	1.94%

Graham Chapman 16 Meadow Rd. Great Gransden, Dandy Bedfordshire XO SG19 3BD	25,000	(5)	*

James J. Wolff 140 Sagamore Rd. Louisville, KY 40207	30,000	(6)	*

Barry G. Markowitz 14207 East Lowden Court Scottsdale, AZ 85262	50,000	(7)	*

William C. Gibbs 2610 Hillsden Dr. Holladay, UT 84117	13,749		*

Executive Officers and Directors as a Group (6 Persons)	13,312,965		59.22%

LIFE Power and Fuels LLC(8) 181 Third St., Suite 150 San Rafael, CA 94901	12,304,000	(9)	55.12%

Fernando T. Casas(10) Latin-American Fuels Corporation 181 Third St., Suite 150 San Rafael, CA 94901	3,600,000		16.17%

Steelhead Navigator Master, LP(11) 333 108th Avenue NE Bellevue, WA 98004	2,400,000	(12)	10.23%

* Less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 8, 2011.

(2) Percentage based on 22,260,204 shares of common stock outstanding as of March 28, 2011.

(3) These shares include 12,240,000 shares, 32,000 shares issuable upon exercise of common stock purchase warrants and 32,000 shares issuable upon the conversion of a 10% Secured Convertible Note, all owned of record by LIFE Power and Fuels, Inc. and are also included in this table as beneficially owned by that company.  Mr. Mooney and this entity have shared power to vote and direct the disposition of, and therefore jointly beneficially own, these shares.  Mr. Mooney disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.  The remaining 457,482 shares consist of 25,000 shares issuable upon exercise of outstanding options which are currently fully vested and held in the name of Edward P. Mooney and 432,482 shares held of record by the Edward P. Mooney and Theresa M. Mooney Revocable Living Trust.  Mr. Mooney has the sole power to vote and direct the disposition of the shares owned by the trust.

(4) Includes 25,000 shares issuable upon exercise of options held by Mr. Carlson which are currently fully vested.

(5) Represents shares issuable upon exercise of options held by Mr. Chapman which are currently fully vested.

(6) Represents shares issuable upon exercise of outstanding options which are currently fully vested.

(7) Consists of fully vested common stock purchase options.

(8) As the sole managing member of this entity, Mr. Mooney has sole voting and dispositive power over these shares.

(9) Includes 32,000 shares issuable upon exercise of outstanding common stock purchase warrants and 32,000 shares issuable upon the conversion of a 10% Secured Convertible Note.

(10) These shares are held of record by Latin-American Fuels Corporation.  Mr. Casas is the president and a principal shareholder of Latin-American Fuels Corporation.  Due to his relationship with this entity, Mr. Casas is deemed to have shared voting and investment power with respect to, and as a result, have shared beneficial ownership of, these shares.  Mr. Casas, however, disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(11) These shares are held of record by Steelhead Navigator Master, LP (Steelhead Navigator).  Steelhead Partners, LLC (Steelhead Partners) is the general partner of Steelhead Navigator, and J. Michael Johnston and Brian K. Klein are the member-managers of Steelhead Partners, LLC.  Due to these relationships, Messrs Johnston and Klein and Steelhead Partners may be deemed to have shared voting and investment power with respect to, and as a result, have shared beneficial ownership of, these shares.  Messrs Johnston and Klein and Steelhead Partners, however, disclaim beneficial ownership of these shares except to the extent of his or its pecuniary interest therein.

(12) Includes 1,200,000 shares issuable upon the conversion of a 10% Secured Convertible Note.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2010, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	1,923,334	$2.07	1,386,666
Equity compensation plans not approved by security holders	0	0	0
Total	1,923,334		1,386,666

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior Management Transactions

Neil Christiansen served as a director and an executive officer of our company during the years ended December 31, 2009 and 2008, and during fiscal 2010 through May 2010.  During the years ended December 31, 2009 and 2008, and during fiscal 2010, we have had the following transactions with Mr. Christiansen:

•
During the fiscal years ended December 31, 2009 and 2008, and during fiscal 2010 until May 2010 we utilized office space provided at no charge by Mr. Christiansen. Management believed that the use of Mr. Christiansen’s office was of negligible value since our operations during that period did not require any staff or independent facilities.

•
On August 25, 2006, Mr. Christiansen loaned us $5,000 and we issued a promissory note for this amount to Mr. Christiansen.  The note provided for interest at 8% per annum.  Principal and interest were due and payable on August 25, 2008.  The note was convertible by Mr. Christiansen at any time into 80,000 post-split shares of our common stock.  On August 24, 2008, Mr. Christiansen extended the maturity date of the note to February 25, 2009, and on June 30, 2009, Mr. Christiansen again extended the maturity date of the note to August 25, 2012.  On April 28, 2010, Mr. Christiansen converted the full principal amount of the note and all accrued interest thereon, into 80,000 shares of our common stock.

•
Between March 15, 2006, and November 26, 2007, Mr. Christiansen advanced $72,500 to us for operating funds.  On May 6, 2010, we entered into a settlement agreement with Mr. Christiansen under which we paid him $48,872 as settlement in full for these advances.

Stock Purchase by LIFE Power & Fuels LLC

On May 6, 2010, we sold 19,080,000 of our common shares to LIFE Power & Fuels LLC, an entity managed and controlled by Edward P. Mooney, who immediately thereafter became one of our directors and our President and Chief Executive Officer, for $100,000.  The shares were sold pursuant to the terms of a Subscription Agreement dated May 6, 2010, pursuant to which we also agreed to add Mr. Mooney as a director and appoint him as President and CEO and to appoint Daniel F. Carlson as Chief Financial Officer.  The agreement also grants piggyback registration rights to any of our shareholders prior to that date who owned of record not less than 10,000 shares and to any holder prior to that date who otherwise owned restricted shares.

LIFE Power & Fuels Management and Services Agreement

On August 3, 2010, we entered into a Management and Services Agreement with LIFE Power & Fuels LLC, a Delaware limited liability company and one of our principal shareholders, pursuant to which LIFE agreed to provide certain corporate,  financial, and merger and acquisition advisory services and assistance with securing equipment leases and other equipment financing.  In exchange for its services, LIFE is entitled to receive a monthly fee equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us; provided, however, that such monthly fee shall not be less than $25,000.  The term of the Management Agreement is initially 36 months, but the agreement shall automatically renew for successive 12-month periods unless it is terminated by either party in writing. Upon termination, and for a period of five years thereafter, LIFE will continue to be entitled to receive an amount equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us from all mines and coking facilities on concessions acquired or coke projects initiated during the term of the Management Agreement.  During the initial term of this agreement, we have agreed to pay a minimum of $900,000 to LIFE.  At the time of the transaction, LIFE beneficially owned in excess of 5% of our outstanding common stock.  Edward P. Mooney, one of our directors and our President and Chief Executive Officer, and Daniel F. Carlson, one of our directors and our Chief Financial Officer, also serve as the managing member and chief financial officer, respectively, of LIFE.

Repurchase Agreement

On June 10, 2010, we entered into a Stock Repurchase Agreement with Latin-American Fuels Corporation, a British Virgin Islands corporation, and Fernando Torres Casas, the president and principal shareholder of that company, who were at the time of the transaction and currently are joint beneficial owners of in excess of 5% of our outstanding common stock at the time of the transaction.  Under the terms of the agreement, we have the option, but not the obligation, to repurchase up to 2,400,000 shares owned by Latin-American Fuels under certain conditions.  After June 10, 2011, and before June 10, 2012, we have the right to repurchase up to 1,200,000, and after June 10, 2012, we have no further right to repurchase any of these shares.  Latin-American Fuels does not have the right to transfer any shares for which we have repurchase rights.  If we were to employ Mr. Casas and then terminate him or if he were to terminate any employment with us without good reason, the shares which are then subject to repurchase will be forfeited by Latin-American Fuels to us without further consideration.  In the event we were to terminate him without cause or if Mr. Casas were to terminate his employment for good reason, we have the right to repurchase the shares at fair market value as of the date of termination.  Our option to repurchase the shares expires 30 days after termination of Mr. Casas as an employee.  Mr. Casas is currently not an employee of our company.

Options Granted to Management

On May 28, 2010, our board of directors granted to James J. Wolff, one of our directors, a nonqualified option to purchase up to 120,000 shares of our common stock for $0.05 per share.  These options expire on May 27, 2015, and vest as follows:  one-fourth immediately upon the grant date and one-fourth on each anniversary date thereafter.  These options were granted under our 2010 Equity Incentive Plan.

On December 28, 2010 our board of directors granted 250,000 options exercisable at $2.50 per share and 250,000 options exercisable at $5.00 per share to Carlos Soto, President of our Colombian subsidiary.  We also granted 50,000 options exercisable at $2.50 per share and 50,000 options exercisable at $5.00 per share to each of Edward P. Mooney, our President, CEO, a director and principal shareholder, Daniel Carlson, our Chief Financial Officer and a director, and Graham Chapman, our Chief Operating Officer.  Each option was granted for a period of five years and is subject to the following vesting schedule:  25% immediately and 25% on each anniversary of the grant for three years.  The options were granted under our 2010 Equity Compensation Plan.

Consulting Agreement with Graham Chapman

Mr. Chapman provides consulting services to us and our operating subsidiary, and is compensated as our Chief Operating Officer, under the terms of a Consultancy Agreement dated January 1, 2011.  The agreement is with Badger Resources Limited, an entity for which Mr. Chapman is managing director, and it is valid until terminated by one of the parties upon three months’ notice.  We pay a monthly fee of $15,000 for the consulting services.  Mr. Chapman is required to provide a minimum of 15 days per month in performing the consulting services.  The services provided by Mr. Chapman include review of mine plans and related documentation, review of geologic studies related to our concessions, advising us on potential strategic partners, including mine operators, and potential customers for our future products, and development and implementation of our exploration programs.  We commenced this consulting arrangement effective January 1, 2011, and have paid an aggregate of $45,000 to Mr. Graham for the three months under the agreement.

Parent

LIFE Power & Fuels LLC which beneficially owns approximately 55% of our outstanding stock, is deemed a parent of our company by virtue of the ownership interest of our company.

New Directors

We have agreed to pay William Gibbs, a new director appointed on March 3, 2011,  $1,500 per month commencing March 1, 2011, for attending board meetings and performing his other duties as a director.

Pursuant to the terms of a letter agreement dated February 24, 2011, between us and Barry Markowitz, a new director appointed on March 3, 2011, we have agreed to pay him annual compensation of $75,000 paid quarterly commencing June 1, 2011.  We have agreed to pay him additional cash compensation of $12,500 per month for up to six months, with an option to extend for another six months, for additional duties as a director, including chairing a special committee of the board to further refine the company’s facility strategy for oversight on facility, plant, and equipment development and negotiations of key supplier engineering and contractor agreements and staffing initiatives.  Further, we granted to Mr. Markowitz ten-year options to purchase 200,000 shares of our common stock at $2.50 per share.  The options will vest as follows:  25% immediately and 25% on each anniversary of the original grant date thereof.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE Amex Equities, to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment.  Our board of directors has determined that James J. Wolff and William C. Gibbs meet this standard, and therefore, would be considered to be independent.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit fees are comprised of amounts billed for the audit of our annual financial statements, review of our quarterly financial statements and other fees that are normally provided in connection with statutory and regulatory filings or engagements.  The aggregate audit fees billed by our independent registered public accounting firms, Burr Pilger Mayer, Inc. for the period from June 2010 to December 31, 2010, and Pritchett, Siler & Hardy, P.C, for the year ended December 31, 2009 and for the period from January 1, 2010 to May 2010, were as follows:

Fiscal Year	Amount
2010	$72,314
2009	$10,208

“Audit Fees” are fees billed to the Company for professional services for the audit of the Company’s consolidated financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, or for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements.

Audit related fees are comprised of amounts billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported as audit fees. We were not billed any such fees.

Tax fees are comprised of amounts billed for the preparation of our federal and state tax returns. We were not billed any such fees.

All other fees represent amounts billed for products or services provided by our independent registered public accounting firm, of which there were none. We were not billed any such fees.

Audit Committee

Our Board of Directors, which functions as our audit committee, has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services.  Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements

The following financial statements are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and from inception on November 6, 1996 through December 31, 2010

Consolidated Statement of Stockholders’ Equity from inception on November 6, 1996 through December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from inception on November 6, 2006 through December 31, 2010

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with
3.1	Articles of Incorporation	10-K	000-32735	3.1	3/13/09
3.2	Certificate of Amendment					X
3.3	Current Bylaws	8-K	000-32735	3	2/21/08
3.4	Certificate of Designations for Series A Convertible Preferred Stock	8-K	000-32735	3.1	2/14/11
4.1	Form of 10% Secured Convertible Note	8-K	000-32735	4.1	10/6/10
4.2	Form of 10% Secured Convertible Note, as amended	8-K	000-32735	4.1	12/17/10
4.3	Form of Warrant	8-K	000-32735	4.2	10/6/10
4.4	Form of Investor Warrant	8-K	000-32735	4.2	12/17/10
10.1	Amended and Restated Employment Agreement by and between Colombia Clean Power & Fuels, Inc. and Edward P. Mooney, dated as of July 1, 2010*	8-K	000-32735	99.1	2/2/11
10.2	Indemnification Agreement with Edward P. Mooney	8-K	000-32735	99.2	2/2/11
10.3	Amended and Restated Employment Agreement by and between Colombia Clean Power & Fuels, Inc. and Daniel F. Carlson, dated as of July 1, 2010*	8-K	000-32735	99.3	2/2/11
10.4	Indemnification Agreement with Daniel F. Carlson	8-K	000-32735	99.4	2/2/11
10.5	Consultancy Agreement dated January 1, 2011, with Badger Resources Limited	8-K	000-32735	99.5	2/2/11
10.6	Management and Services Agreement by and between LIFE Power & Fuels LLC and Colombia Clean Power & Fuels, Inc., dated as of July 1, 2010*	8-K	000-32735	10.3	8/9/10
10.7	2010 Equity Incentive Plan*	8-K	000-32735	10.2	5/12/10
10.8	Subscription Agreement, dated May 6, 2010, by and between Freedom Resources Enterprises, Inc. and LIFE Power and Fuels LLC.	8-K	000-32735	10.1	5/12/10

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with
10.9	GG7-111 Assignment Agreement by and between Energia Andina Santander Resources SAS and Jorge Enrique Osorio Jimenez and Jose David Osorio Jiminez, dated as of July 19, 2010 (English translation).	8-K	000-32735	10.1	9/16/10
10.10	GG7-11522X Assignment Agreement by and between Energia Andina Santander Resources SAS and Jorge Enrique Osorio Jimenez and Jose David Osorio Jiminez, dated as of July 19, 2010 (English translation).	8-K	000-32735	10.2	9/16/10
10.11	Pledge and Collateral Agency Agreement, dated August 26, 2010, among Colombia Clean Power & Fuels, Inc., Colombia CPF LLC and Law Debenture Trust Company, as collateral agent	8-K	000-32735	10.2	10/6/10
10.12	Amendment to Pledge and Collateral Agency Agreement	8-K	000-32735	10.1	12/17/10
10.13	Deed of Pledge, dated as of August 26, 2010, among Colombia Clean Power & Fuels, Inc., CPF LLC, Energia Andina Santander Resources Cooperatieve U.A and Law Debenture Trust Company	8-K	000-32735	10.3	10/6/10
10.14	Assignment Agreement dated as of October 20, 2010 by and between Energia Andina Santander Resources SAS and Jose Alfonso Tamara Osorio (English translation)	8-K	000-32735	10.1	11/1/10
10.15	Letter Agreement effective December 10, 2010, between Steelhead Partners, LLC and Colombia Clean Power & Fuels, Inc.	8-K	000-32735	10.2	12/17/10
10.16	Letter Agreement effective December 10, 2010, between Pinnacle Family Office Investments, L.P. and Colombia Clean Power & Fuels, Inc.	8-K	000-32735	10.3	12/17/10
10.17	Letter Agreement dated February 24, 2011, with Barry Markowitz*	8-K	000-32735	99.1	3.8/11
14.1	Code of Ethics	10-KSB	000-32735	99.2	3/31/03
16.1	Letter from Pritchett, Siler & Hardy, PC to the Securities and Exchange Commission dated June 9, 2010	8-K	000-32735	16.1	6/10/10
21.1	List of Subsidiaries	S-1	333-172286	21.1	2/15/11

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here-with
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Executive Officer					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

Date: March 31, 2011	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Edward P. Mooney	Director & Chief Executive Officer	March 31, 2011
Edward P. Mooney	(Principal Executive Officer)

/s/ Daniel F. Carlson	Director & Chief Financial Officer	March 31, 2011
Daniel F. Carlson	(Principal Financial and Accounting Officer)

/s/ James J. Wolff	Director	March 31, 2011
James J. Wolff

/s/ Barry G. Markowitz	Chairman	March 31, 2011
Barry G. Markowitz

/s/ William C. Gibbs
William C. Gibbs	Director	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
BURR PILGER MAYER, INC.

To the Board of Directors and
   Stockholders of Colombia Clean Power & Fuels, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Colombia Clean Power & Fuels, Inc. and its subsidiaries (an exploration stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting for the year ended December 31, 2010.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colombia Clean Power & Fuels, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had no revenues and had incurred recurring net losses that resulted in an accumulated a deficit of approximately $2.4 million as of December 31, 2010.  Also, the Company has limited cash and working capital to fund its future operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Burr Pilger Mayer, Inc.
San Francisco, California
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Freedom Resources Enterprises, Inc.
Midvale, Utah

We have audited the accompanying balance sheet of Freedom Resources Enterprises, Inc. [a development stage company] as of December 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009. Freedom Resources Enterprises Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Resources Enterprises, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 24, 2010

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$5,027,656	$89
Other Current Assets	747,588
Total Current Assets	5,775,244	89
Property and Equipment
Mining Concessions	2,026,617	-
Construction in Progress	30,000	-
Equipment	2,075	-
Total Property & Equipment	2,058,692	-
Other Assets	341,651	-
TOTAL ASSETS	$8,175,587	$89
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,181,295	$6,681
Accrued Interest Related Party	-	1,339
Loans from Officers & Directors	-	117,000
Total Current Liabilities	1,181,295	125,020
Long Term Liabilities
Convertible Notes Related - Party	19,122	5,000
Convertible Notes Payable (Net of Issuance Discount)	2,885,022	-
Accrued Interest on Convertible Notes Payable	110,846	-
Other Noncurrent Liabilities	400,000	-
Derivative Liability - embedded conversion feature	2,816,000	-
Total Long Term Liabilities	6,230,990	5,000
Total Liabilities	7,412,285	130,020
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 20,549,637 shares and 1,120,000 shares issued and outstanding in 2010 and 2009, respectively	20,550	1,120
Additional Paid in Capital	3,263,345	94,556
Accumulated Deficit	(2,438,927)	(225,607)
Accumulated Other Comprehensive Loss	(81,666)	-
Total Stockholders' Equity (Deficit)	763,302	(129,931)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,175,587	$89

COLOMBIA CLEAN POWER & FUELS, INC.
 (AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From Inception on Nov. 6, 1996
	For the Years Ended		through
	December 31,		December 31,
	2010	2009	2010
Revenue	$-	$-	$3,560
Expenses
General and administrative	1,935,450	14,817	2,138,568
Loss before other expense	(1,935,450)	(14,817)	(2,135,008)
Other income (expense)
Unrealized gain on change in fair value of derivative liability - embedded conversion feature	256,000	-	256,000
Interest expense, net	(533,870)	(9,288)	(559,919)
Total other expense, net	(277,870)	(9,288)	(303,919)
Loss before income taxes	(2,213,320)	(24,105)	(2,438,927)
Provision for Income Taxes	-	-	-
Net loss	(2,213,320)	(24,105)	(2,438,927)
Other comprehensive loss
Foreign currency translation	(81,666)	-	(81,666)
Total comprehensive loss	$(2,294,986)	$(24,105)	$(2,520,593)
Basic and diluted loss per common share	$(0.12)	$(0.02)
Weighted average common shares	18,887,765	1,120,000

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders'
Description	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, November 6, 1996	-	$-	-	$-	$-	$-	$-	$-
Issuance of Common Stock			200,000	200	2,300			2,500
Net Loss for the Period Ending December 31, 1996						(50)		(50)
Balance, December 31, 1996			200,000	200	2,300	(50)		2,450
Issuance of Common Stock			19,000	19	9,481			9,500
Net Loss for the Period Ending December 31, 1997						(1,661)		(1,661)
Balance, December 31, 1997			219,000	219	11,781	(1,711)		10,289
Issuance of Common Stock			81,000	81	35,419			35,500
Net Loss for the Period Ending December 31, 1998						(4,942)		(4,942)
Balance, December 31, 1998			300,000	300	47,200	(6,653)		40,847
Net Loss for the Period Ending December 31, 1999						(2,243)		(2,243)
Balance, December 31, 1999			300,000	300	47,200	(8,896)		38,604
Net Loss for the Period Ending December 31, 2000						(40,956)		(40,956)
Balance, December 31, 2000			300,000	300	47,200	(49,852)		(2,353)
Net Loss for the Period Ending December 31, 2001						(15,669)		(15,669)
Balance, December 31, 2001			300,000	300	47,200	(65,521)		(18,022)
Net Loss for the Period Ending December 31, 2002						(13,921)		(13,921)
Balance, December 31, 2002			300,000	300	47,200	(79,442)		(31,943)
Net Loss for the Period Ending December 31, 2003						(20,946)		(20,946)
Balance, December 31, 2003			300,000	300	47,200	(100,388)		(52,889)
Conversion of Note Payable			80,000	80	5,088			5,168
Net Loss for the Period Ending December 31, 2004						(2,129)		(2,129)
Balance, December 31, 2004			380,000	380	52,288	(102,517)		(49,850)
Issuance of Common Stock			580,000	580	6,670			7,250
Net Loss for the Period Ending December 31, 2005						(19,843)		(19,843)
Balance, December 31, 2005			960,000	960	58,958	(122,360)		(62,443)
Issuance of Common Stock			80,000	80	5,468			5,548
Imputed Interest on Shareholder Advances					3,409			3,409
Net Loss for the Period Ending December 31, 2006						(18,353)		(18,353)
Balance, December 31, 2006			1,040,000	1,040	67,835	(140,713)		(71,839)
Issuance of Common Stock			80,000	80	5,722			5,802
Imputed Interest on Shareholder Advances					5,235			5,235
Net Loss for the Period Ending December 31, 2007						(20,363)		(20,363)
Balance, December 31, 2007			1,120,000	1,120	78,792	(161,076)		(81,165)
Imputed Interest on Shareholder Advances					6,876			6,876
Net Loss for the Period Ending December 31, 2008						(40,426)		(40,426)
Balance, December 31, 2008			1,120,000	1,120	85,668	(201,502)		(114,714)
Imputed Interest on Shareholder Advances					8,888			8,888
Net Loss for the Period Ending December 31, 2009						(24,105)		(24,105)
Balance, December 31, 2009			1,120,000	1,120	94,556	(225,607)		(129,931)
Issuance of Common Stock			19,080,000	19,080	80,920			100,000
Exercise of Stock Warrants			269,636	270	1,830			2,100
Net Loss for the Period Ending December 31, 2010						(2,213,320)		(2,213,320)
Stock Compensation Expense					304,977			304,977
Forgiveness of Debt to a Shareholder					41,196			41,196
Conversion of Notes Payable			80,001	80	6,359			6,439
Issuance of Stock Warrants in Connection with Debt Issued					2,733,507			2,733,507
Foreign Currency Translation Adjustment							(81,666)	(81,666)
Balance, December 31, 2010	-	$-	20,549,637	$20,550	$3,263,345	$(2,438,927)	$(81,666)	$763,302

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception on November 6, 1996
	For the Years Ended		through
	December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(2,213,320)	$(24,105)	$(2,438,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	304,977	-	304,977
Amortization of discount on note payable	364,933	-	364,933
Amortization of debt issuance cost	58,620	-	58,620
Unrealized gain on change in fair value of embedded conversion feature	(256,000)		(256,000)
Other	-	-	(4,097)
Changes in assets and liabilities:	-	-	-
Other current assets	(579,503)	-	(579,503)
Other assets	(223,638)	-	(223,638)
Accounts payable and accrued liabilities	1,174,715	8,885	1,212,758
Accrued interest payable	110,845	-	110,845
Other non-current liabilities	400,000	-	400,000
Net cash used in operating activities	(858,371)	(15,220)	(1,050,032)
Cash flows from investing activities:
Increase in property and equipment	(2,058,692)	-	(2,058,692)
Net cash used in investing activities	(2,058,692)	-	(2,058,692)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	8,000,000		8,020,000
Proceeds from issuance of common stock	100,000		154,750
Proceeds from exercise of warrants	2,100		2,100
Advances to (payment from) officer and shareholder	(75,804)	14,500	41,196
Net cash provided by financing activities	8,026,296	14,500	8,218,046
Effect of exchange rate currency changes on cash	(81,666)		(81,666)
Net increase (decrease) in cash	5,027,567	(720)	5,027,656
Cash at beginning of period	89	809	-
Cash at end of period	$5,027,656	$89	$5,027,656
Supplemental disclosure of noncash financing activities:
Fair value of embedded conversion feature	$3,072,000	$-	$3,072,000
Issuance of stock warrants in connection with debt issued	$2,733,508	$-	$2,733,508
Issuance of common stock in connection with conversion of note payable	$6,439	$-	$6,439
Extinguishment of payable to a related party	$41,196	$-	$41,196

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Colombia Clean Power & Fuels, Inc. (the “Company”) is an exploration stage company engaged in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  The Company anticipates that its initial operations will include the mining of high-grade, metallurgical coal and coal coking, and that, within the next several years, its operations will include power generation and alternative energy production, such as coal gasification and coal-to-liquids.  The Company adopted its new operating strategy based on the size of the Colombia coal market~~,~~ and opportunities it has identified to acquire substantial coal resources and to build mines in Colombia.

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

History and Basis of Reporting

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company had not commenced commercial operations.  It incurred recurring loses since the date of inception that resulted in an accumulated deficit of approximately $2.4 million as of December 31, 2010.  Although the Company had about $5 million of available cash at December 31, 2010, that amount is not adequate to meet its capital expenditure and operating requirements over the next twelve (12) months.  In addition, the Company is dependent upon obtaining funds from investors.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in May 2011 and in October 2011 in order to meet its capital expenditures and operating requirements.  However, there is no assurance that the Company will be successful in raising the additional funds it needs.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company was incorporated in the State of Nevada on November 6, 1996 under the name “Freedom Resources Enterprises, Inc.” to engage in the business of self-help publications and workshops.  Between November 1996 and September 2005 the Company generated minimal revenues, and in October 2005, the Company ceased all business operations. From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholders’ investment in its common shares.

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 shares post split of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 4,800,000 shares post split of the Company’s common stock to certain related parties. As of December 31, 2010, LIFE owned approximately 49.8% (diluted interest) of the outstanding shares of the Company.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Thee are no cash equivalents at December 31, 2010 and 2009.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, and stock warrants issued to brokers, as a result of the Company’s Note financing, for which the most recent closing was held on December 21, 2010 (see Note 4).  Placement agent fees and other direct costs incurred in this transaction are being amortized over the life of the Notes, using the effective-interest method.

Property and Equipment

 Property and equipment, which consist of three mining concessions in Santander, Colombia, equipment, and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon proven and probable reserves of the mine and when the Company commences operation.  Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years.  Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized. There was no depreciation expense during the year ended December 31, 2010 and 2009.

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 932, Extractive Activities.  All exploration expenditures are expensed as incurred.  Expenditures to explore new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Mineral Properties

We account for mineral properties in accordance with ASC No. 930, Extractive Activities-Mining.  Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims.  Mineral properties are periodically assessed for impairment of value and any diminution in value. There were no mineral properties at December 31, 2010 and 2009.

Derivative Instruments

 The Company issued Notes that are considered hybrid financial instruments that blend the characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity.   The Company determined that the Notes contain an embedded derivative feature that is bifurcated and accounted for as a derivative instrument in accordance with ASC No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity.   The embedded conversion feature is carried at fair value and marked-to-market at the end of each reporting period.  The Company uses the binomial lattice model to estimate the fair value of the embedded conversion feature.  See Note 4.

Foreign Currency Translation

The Company and the following subsidiaries, Energia Andina Santander Resources Cooperative U.A., and Columbia Clean Power and Fuels, LLC, maintain accounting records using U.S. dollars. Energia Andina Santander Resources S.A.S., the Company’s Colombian subsidiary, maintains accounting records using the Colombian Peso.

Foreign currency transactions during the year are translated to their functional currencies at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the consolidated statements of operations.

The financial statements of Energia Andina Santander Resources S.A.S. are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are presented accumulated other comprehensive loss within the “consolidated statements stockholders’ equity.”

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with the provisions of the ASC No. 260, “Earnings Per Share.”ASC No. 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share are the same for the years ended December 31, 2010 and 2009 because the Company was in a net loss position.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The Company’s issued and outstanding common shares as of December 31, 2010 do not include for the underlying shares exercisable with respect to the issuance of the 3,200,000 warrants exercisable at $0.01 per share. The Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

As of December 31, 2010, the Company had stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into, an aggregate of 3,825,589 shares of common stock that were considered anti-dilutive because of the net loss.

Earnings (loss) per share are reflective of a two-for-five reverse stock split that occurred on July 28, 2010. Accordingly, if the number of common shares outstanding decreases as a result of a reverse stock split, the computations of basic and diluted earnings (loss) per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

Below is the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31
	2010	2009
Net loss for basic and diluted earnings (loss) per share	$(2,213,320)	$(24,105)
Weighted average shares used in basic and diluted computation	18,887,765	1,120,000
Earnings (loss) per share:
Basic and diluted	$(0.12)	$(0.02)

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia. As of December 31, 2010, approximately $2 million and $6.2 million of the Company’s assets are in Colombia and in the United States, respectively. For the year ended December 31, 2010, operating loss in Colombia and in the United States was approximately $584,000 and $1.4 million, respectively.

Reclassification

Certain balances in the prior year’s financial statements were reclassified to conform to the current year’s presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  Cash is deposited with high credit quality financial institutions to minimize credit risk; however, the Company may periodically exceed federal deposit insurance limits.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

The Company recognizes liabilities for uncertain positions based upon the provisions of ASC No. 740, “Income Taxes”.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations.

The Company’s subsidiaries are subject to foreign taxation.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation”, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years.

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. During the years ended December 31, 2010, the Company granted 2,023,334 with an estimated total grant-date fair value of approximately $1.3 million. The stock compensation expense for the stock options granted during the year ended December 31, 2010 that are not expected to vest was considered immaterial.

Fair Value of Financial Instruments

For financial instruments consisting of cash, accounts payable, and accrued liabilities, the carrying amounts are reasonable estimates of fair value due to their relative short maturities. Based on borrowing rates available to the Company, the convertible notes payable approximate their fair value. The fair value of derivative liability was determined using level 3 inputs described below.

The Company adopted amendments to the accounting standard addressing the measurement of the fair value of financial assets and financial liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

In determining fair values of all reported assets and liabilities that represent financial instruments, the Company uses the carrying market values of such amounts. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources. Unobservable inputs reflect a reporting entity’s pricing an asset or liability developed based on the best information available in the circumstances. The fair value hierarchy consists of the following three levels:

Level 1–instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2–instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2010:

				December 31,
Liabilities:	Level 1	Level 2	Level 3	2010
Derivative liability-
embedded conversion feature	$-	$-	$2,816,000	$2,816,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the year ended December 31, 2010:

	Derivative liability embedded conversion feature	Total Level 3
Balance, December 31, 2009	$-	$-
Issuance during the year	3,072,000	3,072,000
Unrealized gain on change in fair value	(256,000)	(256,000	),
Balance, December 31, 2010	2,816,000	2,816,000

There were no financial assets or financial liabilities measured at fair value on a recurring basis as of December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06).   The Company adopted ASU 2010-06 effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are deferred until fiscal years beginning after December 15, 2010. The Company believes that the disclosures will not have a material impact on financial position, results of operations or cash flows.

2. PRIVATE PLACEMENT

On May 6, 2010, the Company entered into a Subscription Agreement with LIFE.  Pursuant to the Subscription Agreement, the Company sold an aggregate of 19,080,000 shares (the “Shares”) of its common stock to LIFE for an aggregate purchase price of $100,000, which funds were used to eliminate the Company’s then current liabilities.  The Shares represented 94.1% of the Company’s issued and outstanding shares of common stock immediately following the transaction, and the transaction resulted in a change in control of the Company.

At the closing, Neil Christiansen resigned as the Company’s President, effective immediately, and Edward P. Mooney was appointed the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors.  At the closing, Daniel F. Carlson was also appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

Simultaneous with the closing of the Subscription Agreement, the following transactions occurred to reflect the payment of $100,000 of the purchase price to reduce the Company’s liabilities as follows:  $10,664 to pay accounts payable; $8,689 to pay expenses incurred subsequent to March 31, 2010; and $80,647 to pay advances to related parties.  Related parties forgave $41,196 of loans due to them, which has been recorded as a capital contribution.

Also simultaneous with the closing of the Subscription Agreement, the Company issued 80,001 shares of its common stock upon conversion of a note payable in the amount of $5,000 and related accrued interest of $1,439.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $1,181,295 existed at December 31, 2010.  This figure represented professional fees incurred as of December 31, 2010 to mining engineers, auditors and financial professionals as well as accounts payable related to our acquisition of mining concessions.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

4. CONVERTIBLE NOTES PAYABLE

Notes Payable

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  The Company has, as of December 31, 2010, issued a total of $8,000,000 in the Note offering. The proceeds of the Note offering are being used to fund exploration-stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia.  The Notes accrue interest at an annual rate of 10%.  Principal and interest are due on June 30, 2012.  The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock. The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $ 3,072,000 on the date of issuance of the notes.  The original discount from separating the embedded conversion feature is accreted to interest expense through the maturity date of the notes using the effective interest method.  At December 31, 2010, the fair value of the embedded conversion feature was estimated at $2,816,000. The charge in fair value of $256,000 is included in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2010.

 At the closings of the Note issuance, the Company also issued to the Note investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share.  The total number of outstanding warrants issued in the Note offering as of December 31, 2010 is 2,930,000. The stock warrants were recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790.  The fair value of the stock warrants were calculated using the Black-Scholes pricing model.  See Note 5.  The discount will be amortized to interest expense using the effective interest method through the maturity date of the Notes.

The total unamortized discount was $5,095,857 as of December 31, 2010. Total amortization of discount on notes payable was $364,933 during the year ended December 31, 2010.

The notes payable to LIFE amounted to $19,122, net of unamortized discount of $60,878 as of December 31, 2010.  See Note 7.

At December 31, 2009, the Company had a 8% interest bearing convertible debt to the former officer/shareholder totaling $5,000. In connection with the acquisition of the Company by LIFE (see Note 2), the note payable and the accrued interest at that time (aggregate of $6,439) was converted into 80,001 shares of common stock.

 5. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the consolidated financial statements.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Stock Repurchase Agreement

On June 10, 2010, the Company entered into a Stock Repurchase Agreement with Latin-American Fuels Corporation, a British Virgin Islands corporation, and Fernando Casas, the president and principal shareholder of that company, who were at the time of the transaction and currently are joint beneficial owners of in excess of 5% of the Company’s outstanding common stock.  Under the terms of the agreement, the Company has the option, but not the obligation, to repurchase up to 2,400,000 shares owned by Latin-American Fuels under certain conditions.  After June 10, 2011, and before June 10, 2012, the Company has the right to repurchase up to 1,200,000, and after June 10, 2012, the Company has no further right to repurchase any of these shares.  Latin-American Fuels does not have the right to transfer any shares for which we have repurchase rights.  If the Company will employ Mr. Casas and then terminate him or if he were to terminate any employment with the Company without good reason, the shares which are then subject to repurchase will be forfeited by Latin-American Fuels to the Company without further consideration.  In the event the Company will terminate him without cause or if Mr. Casas were to terminate his employment for good reason, the Company has the right to repurchase the shares at fair market value as of the date of termination.  The Company’s option to repurchase the shares expires 30 days after termination of Mr. Casas as an employee.  Mr. Casas is currently not an employee of the Company.

Stock Options

The Company is seeking to recruit and retain experienced professionals from the global energy, natural resource development and mining industries.  The Company will seek to offer compensation that is commensurate with the qualifications of future employees and advisors, including the ability to offer equity participation with vesting provisions typical of early-stage public companies.  On May 12, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (“Incentive Plan”), which gives the Company the ability to grant stock options, stock appreciation rights (“SARs”), restricted stock and stock bonuses (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of the Company’s advisory board or the board of directors of the Company or the Company’s subsidiaries.

The Board of Directors has authorized 3,300,000 shares of common stock for issuance under the Incentive Plan. In the event of any change in the number of shares of Company common stock outstanding by reason of any stock dividend or split, reverse stock split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the maximum number of shares of common stock with respect to which the Board of Directors may grant awards, appropriate adjustments will be made to the shares subject to the Incentive Plan and to any outstanding Awards. Shares available for Awards under the Incentive Plan may be either newly-issued shares or treasury shares. If an Award or portion thereof shall expire or terminate for any reason without having been exercised in full, the unexercised shares covered by such Award shall be available for future grants of Awards under the Incentive Plan

Stock Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on four years of continuous service and have a 5-year contractual term.

The fair value of each option award is determined using the Black-Scholes pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate of U.S. Treasuries over the expected life of the option. The assumptions used in the Black-Scholes pricing model for stock options granted during the year ended December 31, 2010 were as follows:

Risk-free interest rate	1.98%
Expected volatility of common stock	76.4%
Dividend yield	0%
Estimated life of options	5 years

Fair Value of Common Stock - The fair value of the underlying common stock is determined based upon the last traded price of the stock on the date of grant.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Expected Volatility - The expected volatility was based on the historical stock volatilities of the Company’s publicly-listed peers as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Expected Dividend - The Company has never paid dividends and does not expect to pay dividends.

Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

A summary of the stock option activity during the year ended December 31, 2010 is presented below:

	Number of shares subject to option 2010	Weighted average exercise price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	0	-	-
Granted during the year	2,023,334	1.89	-
Exercised	-	-	-
Cancelled	(100,000)	0.01	-
Outstanding at December 31, 2010	1,923,334	$1.98	4.8 Years
Exercisable at December 31, 2010	430,834	$2.10	4.8 Years

The weighted-average grant-date fair value of stock options granted for the year ended December 31, 2010 was $0.43 per share.

Stock compensation expense was $304,977 for the year ended December 31, and for the cumulative period from November 6, 1996 (date of inception) through December 31, 2010.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.05	640,000	4.5	$0.05	160,000	$0.05
$1.50	425,000	4.8	$1.50	31,250	$1.50
$2.50	458,334	5.00	$2.50	139,584	$2.50
$5.00	400,000	5.00	$5.00	100,000	$5.00
	1,923,334			430,834

The total number of stock options outstanding are expected to vest.  The aggregate intrinsic value of the outstanding options expected to rest at December 31, 2010 was $1,407,250. The aggregate intrinsic value of the options exercisable at December 31, 2010 was $308,500. The actual value, if any, an optionee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes pricing model.

Stock Warrants

As described in Note 4, the Company issued stock warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering issued in various tranches during the year ended December 31, 2010.  All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share.    The aggregate fair value of these warrants were estimated at $2,388,790 using the Black-scholes pricing model and were accounted for as an increase in additional paid in capital and as a discount in notes payable.   The discount in notes payable is being amortized to interest expense over the term of the Notes.

In connection with the Notes financing, the Company also issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 15, 2015 and have an exercise price of $2.50 per share.   The fair value of these warrants were estimated at $344,717 using the Black-scholes pricing model and were accounted for as an increase in additional paid in capital and a deferred debt issuance cost.  The debt issuance cost is being amortized to interest expense over the term of the Notes.

The Black-Scholes pricing model used to estimate the value of the stock warrants includes inputs of the stock price at the grant date, the expected life of the warrants, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate of U.S. Treasuries over the expected life of the warrants. The assumptions used in the Black-Scholes pricing model for stock warrants granted in 2010 were as follows:

Risk-free interest rate	0.51% to 1.99%
Expected volatility of common stock	76.4%
Dividend yield	0%
Estimated life of options	5 years

During the year ended December 31, 2010, certain warrant holders exercised warrants to purchase 210,000 of the Company’s common stock for an aggregate of $2,100. In addition, certain warrant holders exercised 60,000 warrants to purchase common stock through the cashless provision exercise. 364 shares of common stock were surrendered in the cashless exercise, resulting in 59,636 shares being issued.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

A summary of the stock warrants activity during the year ended December 31, 2010 is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	-	-
Granted	3,540,640	$0.25
Exercised	(270,000)	$0.01
Cancelled	-	-
Outstanding at December 31, 2010	3,270,640	$0.27

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2010:

	Stock Warrants Outstanding			Stock Warrant Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted‐ Average Remaining Contractual Life in Years	Weighted‐ Average Exercise Price	Number of Shares Exercisable	Weighted‐ Average Exercise Price
$0.01	2,930,000	4.5	$0.01	2,930,000	$0.01
$2.50	340,640	4.9	$2.50	340,640	$2.50
	3,270,640			3,270,640

6. INCOME TAXES

The Company had no domestic and foreign income taxes during the years ended December 31, 2010 and 2009, and the cumulative period ended December 31, 2010.

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

Statutory federal income tax rate	34.00%
State income tax, net of federal income tax effect	0.00%
Foreign income tax	0.00%
Valuation allowance	-34.00%
Effective tax rate	0.00%

The Company is in an exploration stage and is expected to incur continuing losses. Substantially all expenses during the exploration stage are capitalized for income tax purposes and will be amortized upon commencement of operations. As of December 31, 2010, the deferred tax assets are associated primarily with the capitalized costs and net operating loss carryover (NOL) totaling approximately $1.2 million for both Federal and State income tax. A valuation allowance has been established to offset 100% of the deferred tax assets since future realization is uncertain. The change in valuation allowance was approximately $553,000 during the year ended December 31, 2010.

Internal Revenue Code section 382 places a limitation (Sec. 382 Limitation) on the amount of taxable income that can be offset by NOL carryforward after a change in control (i.e., generally greater than 50% change in ownership) of a loss corporation. Generally, a loss corporation cannot deduct NOL carryforward in excess of the Sec. 382 Limitation after a change in control. As described in Note 2, LIFE subscribed approximately 94.1% of the Company’s stock in May 2010 which resulted in a change in ownership and control.  Management has not yet determined the impact of the Sec. 382 Limitation on the utilization of the Company’s NOL carryforward against taxable income in future periods

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

7. RELATED PARTY TRANSACTIONS

As of the date of this report, LIFE owns approximately 49.8% (diluted) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010.   The note matures on June 30, 2012 and accrues interest at an annual rate of 10%.    In connection with the issuance of the note, the Company also issued LIFE stock warrants to purchase 32,000 shares of the Company’s common stock with an exercise price of $0.01 per share.  The stock warrants mature on June 30, 2015. The note payable to LIFE amounted to $19,122 (net of unamoritized discount) as of December 31, 2010.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the year ended December 31, 2010 were $155,000 and accrued management fee payable as of December 31, 2010 was $137,954, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

At December 31, 2009, the Company had a advances from the previous officer/shareholder totaling $117,000. The advances bore no interest and were due on demand; however, the Company imputed interest at 8% per annum and included the amount as an increase in additional paid in capital.  In connection with the acquisition of the Company by LIFE (see Note 2), the former officer/shareholder was paid a total amount of $75,804.  The remaining balance of $41,196 was forgiven and was recorded as an increase in additional paid in capital during the year ended December 31, 2010.

 On June 24, 2010, a large stockholder of the Company through his holdings in our majority shareholder, LIFE, loaned the Company $5,000 to pay for certain expenses related to mining concession acquisitions in Colombia. As of December 31, 2010, these funds have been repaid to the stockholder with no interest or further compensation.

8. COMMITMENTS AND CONTINGENCIES

Mining Concessions:

On July 19, 2010 the Company entered into an agreement to purchase 2 coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of December 31, 2010, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092). The Company has paid to the seller $95,000 and owes an additional $1,420,000 in seven payments. The next payment is $220,000 and is due upon official transfer of the concession by Ingeominas. The last six payments of $200,000 are due every three months thereafter. In addition, the Company has paid to Ingeominas $114,502 which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession.

All the mining concessions are in the exploration phase. While in the exploration and construction phase, royalties to the government are owed based on the applicable minimum wage rate times the number of hectares. Once the concessions enter the production phase, royalties owed to the government are equal to 5% of production.  Each concession has a 30 year production phase, less the total time spent in exploration and construction.

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Royalty Payment to LIFE

On August 3, 2010, we entered into a Management and Services Agreement with LIFE Power & Fuels LLC, a Delaware limited liability company and one of our principal shareholders, pursuant to which LIFE agreed to provide certain corporate,  financial, and merger and acquisition advisory services and assistance with securing equipment leases and other equipment financing.  In exchange for its services, LIFE is entitled to receive a monthly fee equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us; provided, however, that such monthly fee shall not be less than $25,000.  The term of the Management Agreement is initially 36 months, but the agreement shall automatically renew for successive 12-month periods unless it is terminated by either party in writing. Upon termination, and for a period of five years thereafter, LIFE will continue to be entitled to receive an amount equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us from all mines and coking facilities on concessions acquired or coke projects initiated during the term of the Management Agreement.  During the initial term of this agreement, we have agreed to pay a minimum of $900,000 to LIFE, which is included in the “General and Administrative” expenses in the consolidated statements of operations and comprehensive loss.

Lease Commitments

The Company’s subsidiary leases its office facility in Bogota, Colombia under a noncancelable operating lease agreement that expires in 2011.  The future minimum lease payments under this operating lease are as follows:

	Bogota Operating Lease	San Anselmo Operating Lease	Total All Leases
Year ending December 31:
2011	69,600	17,100	86,700
2012	69,600	20,520	90,120

Total	$139,200	$37,620	$176,820

Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. As a result, the Company will be required to recognize an asset retirement obligation in the period in which the obligation is incurred in accordance with ASC 410, Asset Retirement and Environmental Obligation. The Company believes that any retirement obligation as of and for the year ended December 31, 2010 is not material because it is still in the exploration stage.

9. SUBSEQUENT EVENTS

In accordance with the provisions of FASB Accounting Standards Codification 855, Subsequent Events, management evaluated all material events occurring subsequent to the balance sheet date through the time of filing of this Form 10-K for events requiring disclosure or recognition in the Company’s consolidated financial statements. Management determined the following significant events:

On January 1, 2011, the Company entered into an employment with agreement with Carlos J. Soto. Mr. Soto has agreed to employment as President of Energia Andina Santander Resources, SAS, the Company’s wholly owned subsidiary.

On February 1, 2011, the Company entered into an agreement with Hong Kong Dongshi Coal Chemistry Engineering Consultancy & Management Co., Ltd. (“Dongshi”) whereby Dongshi shall prepare a comprehensive and bankable feasibility study for the Company’s intended energy park facilities. Total amount paid and payable to Dongshi is $680,000.

On February 1, 2011, the Company entered into an agreement with CCG Investor Relations (“CCG”) whereby CCG would provide investor relations services to the Company. As per the terms of that agreement, CCG was issued 100,000 options to purchase shares of common stock. The options have a five year term and $2.50 strike price.

On February 11, 2011, the Company placed a $100,000 deposit on three additional coal concessions in the state of Boyaca, Colombia. Under the terms of the agreement, should the Company decide to continue with the purchase of these concessions, the Company would be responsible for paying upfront fees of $300,000. In March, the Company made a second payment to the sellers of $200,000. Total fees for the purchase amount to $2,550,000. There is also an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

On March 8, 2011, the Company announced the appointment of Barry Markowitz to its board of directors in the role of Chairman. As per the terms of his agreement, Mr. Markowitz received 200,000 options to purchase common stock. The options have a five year term and a $2.50 strike price.

On March 18, 2011, the Company terminated its employment agreement with Jerrie Colish. As a result of the termination, Mr. Colish received 50,000 of the 300,000 options originally granted to him under his employment agreement, the balance of the options being canceled.