Form 10-Q
period 2011-03-31
COLOMBIA CLEAN POWER & FUELS, INC
filed 2011-05-16
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-32735

COLOMBIA CLEAN POWER & FUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

181 3rd Street, San Rafael, CA	94901
(Address of principal executive offices)	(Zip Code)

(415) 460-1165
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
☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,285,204 shares of common stock, par value $.001 per share, were outstanding as of May 3, 2011.

COLOMBIA CLEAN POWER & FUELS, INC.
FORM 10-Q
MARCH 31, 2011

INDEX

Page
PART I-FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010 and From Inception on November 6, 1996 through March 31, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and From Inception on November 6, 1996 through March 31, 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6. Exhibits	19

Signatures	20

PART I.
Financial Information

Item 1. Financial Statements

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010 (1)
ASSETS	(Unaudited)
Current assets:
Cash	$2,837,919	$5,027,656
Prepaid expenses and other current assets	947,168	747,588
Total current assets	3,785,087	5,775,244
Property and equipment, net:
Mining concessions	4,866,153	2,026,617
Equipment	243,294	2,075
Construction in progress	315,000	30,000
Total	5,424,447	2,058,692
less- accumulated depreciation	(3,283)	-
Property and equipment, net	5,421,164	2,058,692
Other assets	174,246	341,651
TOTAL ASSETS	$9,380,497	$8,175,587

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$2,147,946	$1,181,295
Total current liabilities	2,147,946	1,181,295
Long term liabilities
Convertible notes - related party	30,051	19,122
Convertible notes payable (net of discount)	3,712,571	2,885,022
Interest payable	308,105	110,846
Long-term portion of mining concession payable	2,271,872	400,000
Derivative liability - embedded conversion feature	2,724,000	2,816,000
Total long-term liabilities	9,046,599	6,230,990
Total liabilities	11,194,545	7,412,285
Stockholders' equity (deficit)
Preferred stock, $.001 par value,
5,000,000 shares authorized, no shares
issued and outstanding	-	-
Common Stock, $.001 par value,
100,000,000 shares authorized,
22,260,204 shares and 20,549,637
shares issued and outstanding, in 2011
and 2010 respectively	22,260	20,550
Additional paid-in capital	3,631,701	3,263,345
Accumulated deficit	(5,424,104)	(2,438,927)
Accumulated other comprehensive loss	(43,905)	(81,666)
Total stockholders' equity (deficit)	(1,814,048)	763,302
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)	$9,380,497	$8,175,587

See accompanying notes to condensed consolidated financial statements.

(1)	Derived from audited balance sheet included in our annual report on form 10-k for the year ended December 31, 2010.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Unaudited)

	For the Three Months Ended March 31,		From Inception on November 6, 1996 through March 31,
	2011	2010	2011
Revenue	$-	$-	$3,560

Expenses:
General and administrative	1,875,905	6,403	4,014,473

Loss before other income (expense)	(1,875,905)	(6,403)	(4,010,913)

Other income (expense):
Unrealized gain on change in fair value of derivative liability-embedded conversion feature	92,000	-	348,000
Interest expense, net	(1,201,272)	(2,442)	(1,761,191)
Total other expense, net	(1,109,272)	(2,442)	(1,413,191)

Loss before income tax	(2,985,177)	(8,845)	(5,424,104)

Provision for income tax	-	-	-

Net loss	(2,985,177)	(8,845)	(5,424,104)

Other comprehensive income (loss):
Foreign currency translation	37,761	-	(43,905)

Total comprehensive loss	$(2,947,416)	$(8,845)	$(5,468,009)

Basic and diluted loss per common share	$(0.13)	$(0.01)

Weighted average common shares	23,530,570	1,120,000

See accompanying notes to condensed consolidated financial statements.

COLOMBIA CLEAN  POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		From Inception on November 6, 1996 through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(2,985,177)	$(8,845)	$(5,424,104)

Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Stock compensation cost	366,266	-	671,243
Amortization of discount in convertible notes payable	838,478	-	1,203,411
Amortization of debt issuance cost	168,948	-	227,568
Unrealized gain on change in fair value of derivative liability	(92,000)	-	(348,000)
Depreciation	3,283	-	3,283
Other	-	2,342	(4,097)
Changes in assets and liabilities:
Prepaid expenses & other current assets	(197,703)	-	(777,206)
Accounts payable and accrued liabilities	966,651	4,083	2,179,409
Other assets	(3,420)	-	(227,058)
Interest payable	197,259	-	308,104
Long-term portion of mining concession payable	1,871,872	-	2,271,872
Net cash provided by (used in) operating activities	1,134,457	(2,420)	84,425

Cash flows from investing activities:
Increase in property and equipment	(3,365,755)	-	(5,424,447)

Net cash used in investing activities	(3,365,755)	-	(5,424,447)

Cash flows from financing activities:
Net proceeds from issuance of convertible notes payable	-	-	8,020,000
Net proceeds from issuance of common stock	-	-	154,750
Proceeds from exercise of stock options and stock warrants	3,800	-	5,900
Advances from officers, directors and shareholders	-	2,500	41,196
	-	-
Net cash provided by (used in) financing activities	3,800	2,500	8,221,846

Effect of exchange rate currency changes on cash	37,761	-	(43,905)

Net (decrease) increase in cash	(2,189,737)	80	2,837,919

Cash, beginning of period	5,027,656	89	-

Cash, end of period	$2,837,919	$169	$2,837,919

Supplemental disclosure of noncash financing activities:
Fair Value of embedded conversion feature	$-	$-	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$-	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$-	$6,439
Extinguishment of payable to a related party	$-	$-	$41,196
Non-cash exercise of stock warrants	$1,560	$-	$1,560
Issuance of common stock for services	$20,000	$-	$20,000

See accompanying notes to condensed consolidated financial statements.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s current operations are focused on exploration and development activities.  The Company has retained leading engineering and geological services firms in the U.S. and Colombia to conduct exploration work in selected concessions under consideration for acquisition by the Company.  The Company’s team of executives, advisors and partners is comprised of experienced entrepreneurs and business professionals in U.S., Colombia and China that have a broad breadth of experience in coal mining and clean coal technologies and substantial industry relationships.

Through its wholly-owned subsidiaries, the Company owns 100% of Colombia Clean Power S.A.S. (formerly known as Energia Andina Santander Resources S.A.S.), a Colombian company established to acquire and develop coal concessions.  Colombia Clean Power S.A.S. has established a corporate office in Bogota and is in the process of recruiting its team of operations, technical, financial, logistics, mining and marketing employees and consultants.

History and Basis of Reporting

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2011.  The accompanying (a) consolidated balance sheet as of December 31, 2010, which has been derived from the audited consolidated financial statements, and (b) unaudited consolidated financial statements have been prepared pursuant to SEC Rule 8-03 of Regulation S-X. As a result, while the Company believes the disclosures made are adequate to make the information not misleading, certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of March 31, 2011, and its consolidated results of operations and comprehensive income (loss), and cash flows for the three months ended March 31, 2011 and 2010.

The accompanying consolidated financial statements have been prepared in conformity with GAAP in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not commenced commercial operations.  It incurred recurring loses since the date of inception that resulted in an accumulated deficit of approximately $5.4 million as of March 31, 2011.  Although the Company had $2.8 million of available cash at March 31, 2011, that amount is not adequate to meet its capital expenditure and operating requirements over the next twelve (12) months.  In addition, the Company is dependent upon obtaining funds from investors.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in 2011 in order to meet its capital expenditures and operating requirements.  However, there is no assurance that the Company will be successful in raising the additional funds it needs.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of March 31, 2011, LIFE owned approximately 42.2% (adjusted for dilution of shares) of the outstanding shares of the Company.

On July 28, 2010, the Company effected a reverse stock split of two shares for every five shares of common stock outstanding. Accordingly, outstanding shares and share price of common stock and stock options were adjusted to account for the effects of the reverse stock split.

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

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 932, Extractive Activities.  All exploration expenditures are expensed as incurred.  Expenditures to explore new mines (e.g. purchase of mining concessions), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

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

Foreign Currency Translation

The Company and its wholly-owned Dutch and Spanish subsidiaries, Energia Andina Santander Resources Coop UA and Energia Andina Resources España, S.L., maintain accounting records using U.S. dollars. Colombia Clean Power S.A.S., the Company’s Colombian subsidiary, maintains accounting records using the Colombian Peso.

The financial statements of Colombia Clean Power S.A.S. are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are presented as currency translation adjustment within the “consolidated statements stockholders’ equity. The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Colombian Pesos to U.S. dollars is reported as a currency translation adjustment and as a component of “other comprehensive income (loss) in the consolidated financial statements.”

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with the provisions of the ASC No. 260, “Earnings Per Share.”ASC No. 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share are the same for the quarters ended March 31, 2011 and 2010 because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of March 31, 2011 do not include the underlying shares exercisable with respect to the issuance of the 1,282,000 warrants exercisable at $0.01 per share. The Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

As of March 31, 2011, the Company had stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into, an aggregate of 1,650,215 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia. The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of
America and in Colombia.

As of March 31, 2011, approximately $5.8 million and $3.6 million of the Company’s assets are in Colombia and in the United States, respectively. As of December 31, 2010, approximately $2 million and $6.2 million of the Company’s assets are in Colombia and in the United States, respectively.

The net operating loss in Colombia and in the United States was approximately $784,000 and  $2.2 million, during the three months ended March 31, 2011 respectively.  The net operating loss during the three months ended March 31, 2010 pertains to the operations in the United States and was $8,845 .

Reclassification

Certain balances in the prior period’s financial statements were reclassified to conform to the current period’s  presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited with high credit quality financial institutions to minimize credit risk; however, the Company may periodically exceed federal deposit insurance limits.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC No. 718, “Compensation-Stock Compensation”, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company’s stock compensation is generally accounted for as an equity instrument.

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts are reasonable estimates of fair value due to their relative short maturities. Based on borrowing rates available to the Company, the convertible notes payable approximate their fair value. The fair value of derivative liability was determined using level 3 inputs described below.

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

Level 2–instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of March 31, 2011:

Liabilities	Level 1	Level 2	Level 3	31-Mar-11
Derivative liability - embedded conversion feature	$-	$-	$2,724,000	$2,724,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for three months ended March 31, 2011:

	Derivative liability - conversion feature	Total Level 3
Balance, December 31, 2010	$2,816,000	$2,816,000
Issuance during the period	-	-
Unrealized gain on change in fair value	(92,000)	(92,000)
Balance, March 31, 2011	$2,724,000	$2,724,000

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, that are of significance to the Company.

2.  PRIVATE PLACEMENT

On May 6, 2010, the Company entered into a Subscription Agreement with LIFE.  Pursuant to the Subscription Agreement, the Company sold an aggregate of 19,080,000 (post split) shares (the “Shares”) of its common stock to LIFE for an aggregate purchase price of $100,000, which funds were used to eliminate the Company’s then current liabilities.  The Shares represented 94.1% of the Company’s issued and outstanding shares of common stock immediately following the transaction, and the transaction resulted in a change in control of the Company.

At the closing, Neil Christiansen resigned as the Company’s President, and Edward P. Mooney was appointed the Company’s President and Chief Executive Officer and as a member of the Company’s board of directors.  At the closing, Daniel F. Carlson was also appointed the Company’s Chief Financial Officer, Secretary and Treasurer.

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

Also simultaneous with the closing of the Subscription Agreement, the Company issued 80,000 shares of its common stock upon conversion of a note payable in the amount of $5,000 and related accrued interest of $1,439.

3. CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $2,147,946 existed at March 31, 2011.  This figure represented professional fees incurred as of March 31, 2011 to mining engineers, auditors and financial professionals as well as accounts payable related to our acquisition of mining concessions.

4. CONVERTIBLE NOTES PAYABLE

Notes Payable

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  The Company has, as of March 31, 2011, issued a total of $8,000,000 in the Note offering. The proceeds of the Note offering are being used to fund exploration-stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia.  The Notes accrue interest at an annual rate of 10%.  Principal and interest are due on June 30, 2012.  The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock. The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately account for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the notes.  At March 31, 2011, the fair value of the embedded conversion feature was estimated at $2,724,000.  The initial value of the embedded conversion feature was recorded as discount in notes payable and is being accreted to interest expense using the effective interest method through the maturity date of the Notes.   The balance of the unamortized discount was $2,361,114 and $2,826,103 as of March 31, 2011 and December 31, 2010, respectively.

 At the closings of the Note issuance, the Company also issued to the Note investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share.  The total number of outstanding warrants issued in the Note offering as of March 31, 2011 is 1,282,000. The stock warrants were recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790.  The fair value of the stock warrants were calculated using the Black-Scholes pricing model.  The discount in notes payable is being amortized to interest expense using the effective interest method through the maturity date of the Notes.   The balance of the unamortized discount was $1,896,263 and $2,269,753 as of March 31, 2011 and December 31, 2010, respectively.

The notes payable to LIFE amounted to $30,051,  net of unamortized discount of $49,949 as of March 31, 2011.  See Note 7.

5. EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three months ended March 31, 2011 and 2010 were as follows:

	Quarter Ended March 31
	2011	2010
Net loss for basic and diluted earnings (loss) per share	$(2,985,177)	$(8,845)

Weighted average shares used in basic and diluted computation	23,530,570	1,120,000

Earnings (loss) per share:

Basic and diluted	$(0.13)	$(0.01)

The Company’s issued and outstanding common shares as of March 31, 2011 do not include for the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

6. STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the financial statements.

Stock Warrants and Options

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

During the quarter ended March 31, 2011, the Company granted 350,000 stock options with an estimated total grant-date fair value of approximately $409,722. The stock compensation expense for the stock options granted during the year ended March 31, 2011 that are not expected to vest was considered immaterial.  The following table sets forth the number of options granted and outstanding and the weighted average exercise price:

	Number of shares subject to option	Weighted average exercise price
Outstanding at January 1, 2011	1,923,334	1.98
Granted during the period	350,000	2.50
Forfeited/Canceled/Expired during the period	(250,000)	1.50
Exercised during the period	(60,000)	0.05
Outstanding at end of period	1,963,334	$1.75
Exercisable at end of period	613,334	$2.26

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

 The following table summarizes summarizes information about stock options outstanding and exercisable as of March 31, 2011.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.05	580,000	4.0	$0.05	130,000	$0.05
$1.50	175,000	4.4	$1.50	81,250	$1.50
$2.50	808,334	4.7	$2.50	302,084	$2.50
$5.00	400,000	4.6	$5.00	100,000	$5.00
	1,963,334			613,334

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 1,282,000 had not been exercised as of March 31, 2011. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share.  The value of these warrants at issuance has been accounted for in shareholder’s equity as an increase in additional paid in capital.

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

7.  RELATED PARTY TRANSACTIONS

As March 31, 2011, LIFE owns approximately 42.2%  (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of March 31, 2011 and December 31, 2010.   The note matures on June 30, 2012 and accrues interest at an annual rate of 10%.    In connection with the issuance of the note, the Company also issued LIFE stock warrants to purchase 32,000 shares of the Company’s common stock with an exercise price of $0.01 per share.  The stock warrants mature on June 30, 2015. The note payable to LIFE amounted to $30,051 and $19,122 (net of discount) as of March 31, 2011 and December 2011, respectively.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the quarter ended March 31, 2011 were $87,839. There were no management fees during the three months ended March 31, 2010. The accrued management fee payable as of March 31, 2011 and December 31, 2010 was $132,649 and $137,954, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

8. Commitments and Contingencies

 Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase 2 coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of March 31, 2010, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

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

On February 11, 2011, the Company placed a $100,000 deposit on three additional coal concessions in the state of Boyaca, Colombia. In March 2011, the Company made a second payment to the sellers of $200,000. Total fees for the purchase amount to $2,550,000. There is also an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

Management and Services Agreement with LIFE

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

Lease Commitments

The Company and its subsidiary in Colombia leases their office facilities under noncancelable operating lease agreements that expire in 2012.  The future minimum lease payments under this operating lease are as follows:

	Bogota Operating Lease	San Anselmo Operating Lease	Total All Leases
Year ending December 31:
2011	69,600	17,100	86,700
2012	69,600	20,520	90,120

Total	$139,200	$37,620	$176,820

Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. As a result, the Company will be required to recognize an asset retirement obligation in the period in which the obligation is incurred in accordance with ASC 410, Asset Retirement and Environmental Obligation. The Company believes that any retirement obligation as of March 31, 2011 is not material because it is still in the exploration stage.

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
  competition within our chosen industry, including competition from such larger competitors; and
  technological advances and failure to successfully develop business relationships.
Description of Business

We are an exploration and development stage company, and currently engage in the business of acquiring and developing coal mining assets, and the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America.  Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents.  As the nation’s second largest export item after oil, investment and development of sustainable coal mining is an important priority for the Colombian government.

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

We were incorporated under the name Freedom Resources Enterprises, Inc. in the State of Nevada on November 6, 1996 to engage in the business of self-help publications and workshops.  Between November 1996 and September 2005, the Company only minimal revenues, and in October 2005, the Company ceased all business operations. From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholder’s investment in its common shares.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see Note 1 to the Consolidated financial statements.

New Accounting Standards

Refer to Note 1 in the notes to unaudited condensed consolidated financial statements for a discussion of new accounting standards.

Three-Month Period Ended March 31, 2011 and 2010

Our revenues since inception total $3,560 and we have a cumulative net loss of $5,424,104 from inception through March 31, 2011. We did not have any revenues for the three months ended March 31, 2011or 2010. For the three months ended March 31, 2011, our net loss was $2,985,177 compared to $8,845 for the same period in 2010. The increase in our net loss was due to increased expenses, primarily increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations during the second quarter of 2010 as well as interest expense related to our Convertible Note offering completed in December 2010.  Expenses during the three months ended March 31, 2011, consisted of $1,875,905 in general and administrative expense and $1,201,272 in interest expense.  Expenses during the same period in 2010 consisted of $2,442 in interest expense and $6,403 in general and administrative expenses. Also, the Company had an unrealized gain of $92,000 during the three months ended March 31, 2011, which pertains to the change in marked-to-market value of the derivative liability-embedded conversion feature. Loss per share in the three months ended March 31, 2011 was ($0.13) compared to a loss per share of of ($0.01) in the three months ended March 31, 2010, based on weighted averages of 23,530,570 and 1,120,000 shares outstanding during the respective periods.

Liquidity and Capital Resources

At March 31, 2011, we had $2,837,919 in cash and $1,637,141 in working capital.  At March 31, 2011, we also had total liabilities of $11,194,545. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

As of March 31, 2011, our total assets were $9,380,497 consisting of cash, prepaid expenses and mining concessions. The increase in assets since December 31, 2010 is principally due to the purchase of three mining concessions.

Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth.  Our operating losses have been funded through the issuance of equity securities and borrowings.  We will need additional funding in order to continue our business operations.  While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Off Balance-Sheet Arrangements

There are no off-balance sheet arrangements or obligations that are not disclosed in the financial statements.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of March 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of March 31, 2011.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the first fiscal quarter, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

May 16, 2011	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).