Form 10-Q
period 2011-06-30
COLOMBIA CLEAN POWER & FUELS, INC
filed 2011-08-15
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-32735

COLOMBIA CLEAN POWER & FUELS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Embarcadero Center, Suite 500, San Francisco, CA	94901
(Address of principal executive offices)	(Zip Code)

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
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,539,396 shares of common stock, par value $.001 per share, were outstanding as of August 2, 2011.

COLOMBIA CLEAN POWER & FUELS, INC.
FORM 10-Q
JUNE 30, 2011

INDEX

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2011 and 2010 and From Inception on November 6, 1996 through June 30, 2011 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and From Inception on November 6, 1996 through June 30, 2011 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I.
Financial Information

Item 1. Financial Statements
COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$20,530,251	$5,027,656
Prepaid expenses and other current assets	414,635	747,588
Total current assets	20,944,886	5,775,244
Property and equipment, net:
Mining concessions	5,101,779	2,026,617
Equipment	297,849	2,075
Construction in progress	570,800	30,000
Total	5,970,428	2,058,692
less- accumulated depreciation	(17,663)	-
Property and equipment, net	5,952,765	2,058,692
Other assets	3,420	341,651
TOTAL ASSETS	$26,901,071	$8,175,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$2,279,568	$1,181,295
Total current liabilities	2,279,568	1,181,295
Long term liabilities
Convertible notes - related party	-	19,122
Convertible notes payable (net of discount)	559,799	2,885,022
Interest Payable	62,821	110,846
Long-term portion of mining concession payable	1,895,818	400,000
Derivative liability - embedded conversion feature	273,480	2,816,000
Total long term liabilities	2,791,918	6,230,990
Total liabilities	5,071,486	7,412,285
Stockholders' equity
Series A Convertible Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,910,500 Shares issued and outstanding; aggregate liquidation preference of $43,657,000	2,911	-

Common Stock, $.001 par value, 100,000,000 shares authorized, 22,527,690 shares and 20,549,637 shares issued and outstanding in 2011 and 2010, respectively	22,528	20,550
Additional paid-in capital	31,161,304	3,263,345
Accumulated deficit	(9,398,977)	(2,438,927)
Accumulated other comprehensive income ( loss )	41,819	(81,666)
Total stockholders' equity	21,829,585	763,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,901,071	$8,175,587

See accompanying notes to condensed consolidated financial statements.

(1) Derived from audited balance sheet included in our annual report on form 10-k for the year ended December 31, 2010.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three		For the Six		From Inception on
	Months Ended		Months Ended		November 6, 1996
	June 30,	June 30,	June 30,		through June 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$3,560

Expenses:
General and administrative	2,221,913	112,861	4,097,818	119,264	6,236,386

Loss before other income (expense)	(2,221,913)	(112,861)	(4,097,818)	(119,264)	(6,232,826)

Other income (expense):
Change in fair value of derivative liability-embedded conversion feature	(85,640)	$-	6,360	-	262,360

Inducement Expense	(678,550)	$-	(678,550)	-	(678,550)
Interest expense, net	(888,006)	$(3,122)	(2,089,278)	(5,564)	(2,649,197)
Total other expense, net	(1,652,196)	$(3,122)	(2,761,468)	(5,564)	(3,065,387)

Loss before income tax	(3,874,109)	$(115,983)	(6,859,286)	(124,828)	(9,298,213)

Provision for income tax	-	-	-	-	-

Net loss	(3,874,109)	(115,983)	(6,859,286)	(124,828)	(9,298,213)

Preferred stock deemed dividend	(9,134,754)	-	(9,134,754)	-	(9,134,754)
Preferred stock dividend paid	(100,764)	-	(100,764)	-	(100,764)

Net loss attributable to Common Shareholders	(13,109,627)	(115,983)	(16,094,804)	(124,828)	(18,533,731)
Other comprehensive income (loss):
Foreign currency translation adjustment	85,724	1,324	123,485	1,324	41,819

Total comprehensive loss	$(13,023,903)	$(114,659)	$(15,971,319)	$(123,504)	$(18,491,912)

Basic and diluted loss per common share
Net Loss	$(0.16)	$(0.01)	$(0.29)	$(0.02)
Net Loss attributable to Common Shareholders	$(0.55)	$(0.01)	$(0.68)	$(0.02)

Weighted average common shares	23,888,793	12,489,670	23,708,676	6,836,243

See accompanying notes to condensed consolidated financial statements.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended		From Inception on November 6, 1996 through June 30,
	June 30, 2011	June 30, 2010	2011
Cash flows from operating activities:
Net loss	$(6,859,286)	$(124,828)	$(9,298,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation cost	596,478	17,904	901,455
Amortization of discount on note payable	1,482,205	246	1,847,138
Amortization of debt issuance cost	285,335	-	343,955
Inducement expense for conversion of convertible notes payable	678,550	-	678,550
Unrealized gain on change in fair value of derivative liability-embedded conversion feature	(6,360)	-	(262,360)
Depreciation	17,115	-	17,115
Other	-	-	(4,097)
Changes in assets and liabilities:
Other current assets	(278,539)	(11,689)	(858,042)
Accounts payable and accrued liabilities	1,098,273	81,141	2,311,031
Other assets	(3,420)	-	(227,058)
Accrued interest payable	(48,025)	-	62,820
Long-term portion of mining concession payable	1,495,818	-	1,895,818
Net cash used in operating activities	(1,541,856)	(37,226)	(2,591,888)

Cash flows from investing activities:
Acquisition of property and equipment	(3,911,188)	(9,471)	(5,969,880)

Net cash used in investing activities	(3,911,188)	(9,471)	(5,969,880)

Cash flows from financing activities:
Net proceeds from issuance of Series A preferred stock	20,860,145	-	20,860,145
Net proceeds from issuance of convertible notes payable	-	475,000	8,020,000
Net proceeds from issuance of common stock and subscribed capital stock	87	100,000	154,837
Proceeds from exercise of stock options and stock warrants	5,510	-	7,610
Cash dividends paid	(33,588)	-	(33,588)
Advances from (repayments to) officers, directors and shareholders	-	(70,705)	41,196

Net cash provided by financing activities	20,832,154	504,295	29,050,200

Effect of exchange rate currency changes on cash	123,485	1,324	41,819

Net increase in cash	15,502,595	458,922	20,530,251

Cash at beginning of period	5,027,656	89	-

Cash at end of period	$20,530,251	$459,011	$20,530,251
	-
Supplemental disclosure of noncash financial information:
Deemed dividend on Series A prefered stock	$9,134,754	$-	$9,134,754
Conversion of the carrying value of notes payable into Series A preferred stock	$3,826,550	$-	$3,826,550
Reversal of derivative liability-embedded conversion feature pertaining to notes payable converted to Series A preferred stock	$2,536,160	$-	$2,536,160
Reversal of unamortized debt issuance cost pertaining to notes payable converted to Series A preferred stock	$(667,808)	$-	$(667,808)
Initial fair value of of derivative liability-embedded conversion feature	$-	$-	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$8,671	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$6,439	$6,439
Extinguishment of payable to a related party	$-	$38,853	$41,196
Issuance of common stock for services	$20,000	$-	$20,000
Stock dividends issued	$67,176	$-	$67,176

See accompanying notes to condensed consolidated financial statements.

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Colombia Clean Power & Fuels, Inc. (the “Company”) is an exploration stage company engaged in the business of acquiring and developing coal mining assets, and proposes to engage in the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in Colombia, South America. The Company anticipates that its initial operations will include the mining of high-grade, metallurgical coal and coal coking, and that, within the next several years, its operations will include power generation and alternative energy production, such as coal gasification and coal-to-liquids. The Company adopted its new operating strategy based on the size of the Colombia coal market~~,~~ and opportunities it has identified to acquire substantial coal resources and to build mines in Colombia.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of June 30, 2011, and its consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011.

The accompanying consolidated financial statements have been prepared in conformity with GAAP in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not commenced commercial operations. It incurred recurring loses since the date of inception that resulted in an accumulated deficit of approximately $9.4 million as of June 30, 2011. Although the Company had $20.5 million of available cash at June 30, 2011, that amount is not adequate to meet its capital expenditure and operating requirements over the next twelve (12) months. In addition, the Company is dependent upon obtaining funds from investors. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in 2011 in order to meet its capital expenditures and operating requirements. However, there is no assurance that the Company will be successful in raising the additional funds it needs. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of June30, 2011, LIFE owned approximately 28.1% (adjusted for dilution of shares) of the outstanding shares of the Company.

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

Effective July 28, 2010, the Company changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

On June 1, 2011, the first closing of a private placement of a minimum of 200 units and a maximum of 300 units for a purchase price of $100,000 per unit was completed.  Each Unit consists of 10,000 shares of Series A Preferred Stock, which shares initially are convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $.001 per share.  At the first closing of the offering, certain holders of 10% convertible promissory notes converted their notes into shares of Series A Preferred Stock and were also granted warrants to purchase shares of our common stock at the rate of 3,500 shares for each $100,000 aggregate principal amount of notes converted.   In the first closing, an aggregate of 2,920,500 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock were issued, in consideration of aggregate cash proceeds of $22,000,000 and the conversion of notes in the aggregate principal amount of $7,205,000.  Aggregate cash fees of $960,000 were paid to the placement agents at the first closing.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. There were no cash equivalents at June 30, 2011 or December 31, 2010.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, and stock warrants issued to brokers, as a result of the Company’s Note financing (see Note 4).  Placement agent fees and other direct costs incurred in this transaction are being amortized over the life of the Notes, using the effective-interest method.

Property and Equipment

Property and equipment, which consist of six mining concessions in Santander, Colombia, equipment, and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon proven and probable reserves of the mine and when the Company commences operation.  Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years.  Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share are the same for the three and six months  ended June 30, 2011 and 2010 because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of June 30, 2011 do not include the underlying shares exercisable with respect to the issuance of the 2,144,850 warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

During the three and six months ended June 30, 2011, the preferred stock deemed dividend and preferred stock dividends paid, amounting to $9,134,754 and $100,764, respectively, were added to the net loss in order to calculate the loss per share attributable to common shareholders. As of June 30, 2011, the Company had convertible preferred stock, stock warrants and stock options exercisable to purchase, and convertible notes that were convertible into an aggregate of 18,114,973 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia. The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of
America and in Colombia.

As of June 30, 2011, approximately $6.1 million and $20.8 million of the Company’s assets are in Colombia and in the United States, respectively. As of December 31, 2010, approximately $2 million and $6.2 million of the Company’s assets were in Colombia and in the United States, respectively.

The net operating loss in Colombia and in the United States was approximately $1.8 million and  $5.1 million during the six months ended June 30, 2011 and  approximately $1.1 million and $2.8 million during the three months ended June 30, 2011, respectively.

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

Level 2–instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of June 30 2011:

Liabilities	Level 1	Level 2	Level 3	Total
Derivative liability – embedded conversion feature	$-	$-	$273,480	$273,480

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for six months ended  June 30, 2011:

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2010	$2,816,000	$2,816,000
Amount of Unamortized Discount Reversed at 6/30/11	(2,536,160)	(2,536,160)
Unrealized gain on change in fair value	(6,360)	(6,360)
Balance, June 30, 2011	$273,480	$273,480

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2011 that are of significance to the Company.

2.	PRIVATE PLACEMENTS

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

On June 1, 2011, the first closing of a private placement of a minimum of 200 units and a maximum of 300 units for a purchase price of $100,000 per unit was completed.  Each Unit consists of 10,000 shares of our Series A Preferred Stock, which shares initially are convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $.001 per share.  At the first closing of the offering, certain holders of 10% convertible promissory notes converted their notes into shares of Series A Preferred Stock and were also granted warrants to purchase shares of common stock at the rate of 3,500 shares for each $100,000 aggregate principal amount of notes converted.   In the first closing, an aggregate of 2,920,500 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock were issued, in consideration of aggregate cash proceeds of $22,000,000 and the conversion of notes in the aggregate principal amount of $7,205,000.  Aggregate cash fees of $960,000 were paid to the placement agents at the first closing.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share.

3.	CURRENT LIABILITIES

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $2,279,568 existed at June 30, 2011.  This figure represented approximately $1.9 million in accounts payable related to our acquisition of mining concessions which are payable over the next twelve months as well as professional fees incurred as of  June 30, 2011 to mining engineers, auditors and financial professionals.

4.	CONVERTIBLE NOTES PAYABLE

Notes Payable

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  In the first closing of the Series A Preferred Stock, the aggregate principal amount of $7,205,000 was converted to shares of Series A Preferred Stock.  The Company has, as of  June 30, 2011, $795,000 in Notes outstanding. The proceeds of the Note offering were used to fund exploration-stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia. The Notes accrue interest at an annual rate of 10%. Principal and interest are due on June 30, 2012. The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock. The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”). The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately account for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the notes. At June 30, 2011, the fair value of the remaining embedded conversion feature was estimated at $273,480. The fair value of the embedded conversion liability\feature pertaining to the notes that was converted to preferred stock were adjusted as a reduction to preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and is being accreted to interest expense using the effective interest method through the maturity date of the Notes. The balance of the unamortized discount was $176,282 and $2,826,103 as of June 30, 2011and December 31, 2010, respectively.

At the closings of the Note issuance, the Company also issued to the Note investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share. The total number of outstanding warrants issued in the Note offering as of June 30, 2011, is 1,126,000. The stock warrants were recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790. The fair value of the stock warrants were calculated using the Black-Scholes pricing model. The discount in notes payable is being amortized to interest expense using the effective interest method through the maturity date of the Notes. The portion of unamortized discount pertaining to the notes that were converted to preferred stock were adjusted as a reduction to preferred stock. The balance of the unamortized discount was $58,919 and $2,269,753 as of June 30, 2011 and December 31, 2010, respectively.

5.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the financial statements.

Convertible Series A Preferred Stock

In June 2011, the Company issued 2,200,000 shares of Series A convertible preferred stock at $10 per share or for a total amount of $22,000,000.  In addition, the Company issued 720,500 shares of Series A preferred stock upon conversion of certain notes payables aggregating to $7,205,000.   Holders of the Series A preferred stock are entitled to certain rights and preferences over the common stock as described below.

Dividends are payable on the Series A Preferred Stock at the rate per share (as a percentage of the Stated Rate, which is originally $10.00) of 9% per annum, payable quarterly, in arrears, on each March 15, June 15, September 15 and December 15, commencing June 15, 2011.  For dividend payment dates occurring prior to June 1, 2013, the dividend is payable one-third in cash and two-thirds in common stock.  Thereafter, the dividend is payable, at the option of the Company, either 100% in cash or 1/3 in cash and 2/3 in stock.

The Series A Preferred Stock votes with the common stock as a single class and each holder of shares of Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of common stock into which such shares of Series A Preferred Stock could be converted.  Each share of Series A Preferred Stock is convertible at any time at the holder's option into a number of shares of our common stock equal to $10.00 divided by the conversion price (initially $2.00), or initially five shares, subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. At the date of issuance, the Company deemed that the Series A convertible preferred stock had a beneficial conversion feature and estimated its value at approximately $9.1 million. The amount was recorded as an issuance in additional paid-in capital for preferred stock and a reduction of additional paid-in capital for common stock, and is shown as a preferred stock deemed dividend in the consolidated statements of operations. As of June 30, 2011, 10,000 shares of Series A preferred stock were converted into 50,000 shares of common stocks.

The Series A Preferred Stock is subject to mandatory conversion by the company commencing November 30, 2012, if the closing bid price of the company’s common stock exceeds 2.5 times the then-applicable conversion price for 60 consecutive days.  The Series A Preferred Stock is also subject to mandatory conversion beginning on the date that 60% or more of the shares of Series A Preferred issued on June 1, 2011 have been converted to common stock in a voluntary conversion.

The Amended Certificate of Designation provides that in the event of the liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, the holders of shares of Series A Preferred Stock then outstanding would be entitled to receive, out of assets available for distribution to stockholders, before any payment is be made or any assets distributed to the holders of our common stock or any other class or series of preferred stock that is junior to the Series A Preferred Stock, an amount per share of the Series A Preferred Stock equal to $15.00 as a liquidation preference.  A consolidation or merger with another entity or the sale or other disposition of all or substantially all of the assets under specified circumstances would be deemed to be a liquidation, dissolution or winding up of our company.  However, these events are solely within Company control.

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

During the six months ended June 30, 2011, the Company granted 750,000 stock options with an estimated total grant-date fair value of approximately $923,053. The stock compensation expense for the stock options granted during the six months ended June 30, 2011 that are not expected to vest was considered immaterial.  The following table sets forth the number of options granted and outstanding and the weighted average exercise price:

	Number of shares subject to option	Weighted average exercise price
Outstanding at January 1, 2011	1,923,334	1.98
Granted during the period	750,000	3.17
Forfeited/Canceled/Expired during the period	(250,000)	1.50
Exercised during the period	(85,000)	2.50
Outstanding at end of period	2,338,334	$2.49
Exercisable at end of period	793,334	$2.55

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

 The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	555,000	4.0	$0.05	210,000	$0.05
$1.50	175,000	4.4	$1.50	81,250	$1.50
$2.50	1,008,334	4.7	$2.50	352,084	$2.50
$5.00	600,000	4.6	$5.00	150,000	$5.00
	2,338,334			793,334

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 1,126,000 had not been exercised as of June 30, 2011. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share.  The value of these warrants at issuance has been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of  the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of  1,022,175 shares of common stock to the investors in the Stock Financing on June 1, 2011.  All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share.  In addition, 480,000 in stock warrants were issued to security brokers in the stock offering.  All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.00 per share. Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers had no impact on total shareholders equity.  The fair value of the warrants issued to the holders of the notes that were converted to Series A preferred stock was estimated at $678,550, using the Black-Scholes pricing model, and was accounted for as an increase in additional paid-in capital and expense.

6.	RELATED PARTY TRANSACTIONS

At June 30, 2011, LIFE owns approximately 28.1%  (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010.   The note was converted  to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the three and six months ended June 30, 2011 were $217,649 and $305,488 respectively. There were no management fees paid during the three and six months ended June 30, 2010. The accrued management fee payable as of  June 30, 2011 and December 31, 2010 was $22,670 and $137,954, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

7.	Commitments and Contingencies

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase 2 coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of June 30, 2011, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092). The Company has paid to the seller $315,000 and owes an additional $1,200,000  payable in six payments of $200,000 every three months beginning August 2011. In addition, the Company has paid to Ingeominas $114,502 which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession.

On February 11, 2011, the Company placed a $100,000 deposit on three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2.50 million, $527,723 of which has been paid as of June 30, 2011. $222,277 is due upon the Colombian Institute of Mining and Geology’s approval of a third mining license. $250,000 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment (expected in November 2011) and the balance of $1,500,000 is payable in three payments of $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

Lease Commitments

The Company and its subsidiary in Colombia leases their current office facilities under noncancelable operating lease agreements that expire in 2012.  On June 13, 2011 the Company entered into a lease for expansion space in the same building.  The lease has a four-month term which is extendible.  In addition, on June 28, 2011 the Company entered into a lease for new office space. The future minimum lease payments under this operating lease are as follows:

Total
Year	All Leases
2011	129.124
2012	285,897
2013	202,507
2014	197,377
2015	197,377
2016	115,136
Total	$1,127,417

Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. As a result, the Company will be required to recognize an asset retirement obligation in the period in which the obligation is incurred in accordance with ASC 410, Asset Retirement and Environmental Obligation. The Company believes that any retirement obligation as of June 30, 2011 is not material because it is still in the exploration stage.

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

Six-Month Period Ended June 30, 2011 and 2010

Our revenues since inception total $3,560  and we have a cumulative net loss of $9,298,213 from inception through June 30, 2011. We did not have any revenues for the six months ended June 30, 2011or 2010. For the six months ended June 30, 2011, our net loss was $6,859,286 compared to $124,828 for the same period in 2010. The increase in our net loss was due to increased expenses, primarily increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations during the second quarter of 2010 as well as interest expense related to our Convertible Note offering completed in December 2010.  Expenses during the six months ended June 30, 2011, consisted mainly of  $4,097,818 in general and administrative expense, $2,089,278 in net interest expense, and $678,550 in inducement expense for the conversion of the notes payable into Series A Preferred Stock.  Expenses during the same period in 2010 consisted of $5,564 in net interest expense and $119,264 in general and administrative expenses. Loss per share in the six months ended June 30, 2011 was ($.29) compared to a loss per share of of ($0.02) in the six months ended June 30, 2010, based on weighted averages of 23,708,676 and 6,836,243 shares outstanding during the respective periods.

Three-Month Period Ended June 30, 2011 and 2010

. For the three months ended June 30, 2011, our net loss was $3,874,109 compared to $115,983 for the same period in 2010.  Expenses during the three months ended June 30, 2011, consisted of  $2,221,913 in general and administrative expense and $888,006 in net interest expense,  Expenses during the same period in 2010 consisted of $3,122 in net interest expense and $112,861 in general and administrative expenses. Loss per share in the three months ended June 30, 2011 was ($0.16) compared to a loss per share of of ($0.01) in the three months ended June 30, 2010, based on weighted averages of 23,888,793 and 12,489,670 shares outstanding during the respective periods.

Liquidity and Capital Resources

At June 30, 2011, we had $20,530,251 in cash and $18,665,318 in working capital.  At June 30, 2011, we also had total liabilities of $5,071,486. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

As of June 30, 2011, our total assets were $26,901,071 consisting of cash, prepaid expenses and mining concessions. The increase in assets since December 31, 2010 is principally due to the funding provided by the Series A Preferred Stock Issuance.

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

Item 4. Controls And Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

Item 5.  Other Information

On August 11, 2011, the Board of Directors approved an amendment to Section 3(a)(xiii) and to Section 4(b) of the Company’s Certificate of Designations for the Series A Convertible Preferred Stock.  The amendment was approved by a holder of a majority of the outstanding shares of Series A Convertible Preferred Stock. Set forth below is the text of the amendment with the changes designated:

3(a)(xiii) effect any transaction resulting in a “change of control.” “Change of control” means a consolidation or merger of the Company with or into any other corporation or corporations  or the disposition by sale or otherwise of all or substantially all of the Company’s assets, or the acquisition of the Company by means of any transaction or series of related transactions, including, without limitation, any reorganization, merger or consolidation, if, following such transaction, the holders of the outstanding voting power of the Corporation prior to the transaction cease to hold, directly or indirectly, a majority of the outstanding voting power of the surviving entity.

4(b) Certain Events Deemed a Liquidation; Election as to Consideration. Upon consent of the Board of Directors, a consolidation or merger of the Company with or into any other corporation or corporations, or a sale or other disposition of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of related transactions in which, following such transaction(s), the holders of the outstanding voting power of the Company prior to the transaction cease to hold, directly or indirectly, a majority of the outstanding voting power of the surviving entity, shall be deemed to be a liquidation, dissolution, or winding up within the meaning of this Section 4. Notwithstanding anything to the contrary herein, including Section 4(a), in the event of the occurrence of the transactions in the foregoing sentence, each holder of Series A Preferred Stock shall have the option to receive (i) an amount equal to the Liquidation Preference Amount or (ii) the amount that such holder would have received if it had converted its Series A Preferred Stock into Common Stock immediately prior to the closing of such transaction (without giving effect to the liquidation preference of, or any dividends payable on, any other capital stock of the Company).

A copy of the amendment is attached as an exhibit to this report.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

August 15, 2011	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amendment to Certificate of Designation for Series A Convertible Preferred Stock

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).