Form 10-Q/A
period 2011-06-30
COLOMBIA CLEAN POWER & FUELS, INC
filed 2011-08-22
CIK 1045390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☒  No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Colombia Clean Power and Fuels, Inc. on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.  OTHER INFORMATION

Item 6. Exhibits

The Exhibits filed as part of this amended report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

August 22, 2011	By:	/s/ Edward P. Mooney
Edward P. Mooney, Chief Executive Officer (Principal Executive Officer)

August 22, 2011	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________
(1) These exhibits were previously included in the Quarterly Report of Colombia Clean Power & Fuels, Inc. on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.