Form 10-Q
period 2011-09-30
COLOMBIA ENERGY RESOURCES, INC.
filed 2011-11-14
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-327350

COLOMBIA ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0567033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Embarcadero Center, Suite 500, San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,218,887 shares of common stock, par value $0.001 per share, were outstanding as of October 21, 2011.

COLOMBIA ENERGY RESOURCES, INC.
FORM 10-Q
SEPTEMBER 30, 2011

INDEX

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 and From Inception on November 6, 1996 through September 30, 2011 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and From Inception on November 6, 1996 through September 30, 2011 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II - OTHER INFORMATION
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

PART I.
Financial Information

Item1. Financial Statements
COLOMBIA ENERGY RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010 (1)
	(Unaudited)
ASSETS
Current assets:
Cash	$16,060,950	$5,027,656
Prepaid expenses and other current assets	700,474	747,588
Total current assets	16,761,424	5,775,244
Property and equipment, net:
Mining concessions	4,535,138	2,026,617
Equipment	473,509	2,075
Construction in progress	832,288	30,000
Total	5,840,934	2,058,692
Less- accumulated depreciation	(33,084)	-
Property and equipment, net	5,807,850	2,058,692
Other assets	499,379	341,651
TOTAL ASSETS	$23,068,653	$8,175,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1,704,881	$1,181,295
Convertible notes payable, net of discount	556,947	-
Derivative liability - embedded conversion feature	261,000	-
Total current liabilities	2,522,828	1,181,295
Long term liabilities:
Convertible notes - related party	-	19,122
Convertible notes payable (net of discount)	-	2,885,022
Interest Payable	-	110,846
Long-term portion of mining concession payable	1,762,237	400,000
Derivative liability - embedded conversion feature	-	2,816,000
Total long term liabilities	1,762,237	6,230,990
Total liabilities	4,285,065	7,412,285
Commitment and Contingencies

Stockholders' equity:
Series A Convertible Preferred stock, $.001 par value, 5,000,000 shares authorized, 2,920,500 shares issued and outstanding; aggregate liquidation preference of $43,807,500.	2,920	-

Common Stock, $.001 par value, 100,000,000 shares authorized, 23,218,887 shares and 20,549,637 shares issued and outstanding in 2011 and 2010, respectively	23,219	20,550
Additional paid-in capital	40,970,240	3,263,345
Accumulated deficit	(22,051,731)	(2,438,927)
Accumulated other comprehensive income ( loss )	(161,060)	(81,666)
Total stockholders' equity	18,783,588	763,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,068,653	$8,175,587
See accompanying notes to condensed consolidated financial statements.
(1) Derived from audited balance sheet included in our annual report on form 10-k for the year ended December 31, 2010.

COLOMBIA ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three		For the Nine		From Inception on
	Months Ended		Months Ended		November 6, 1996
	September 30,	September 30,	September 30,		through September 30,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$3,560

Expenses:
General and administrative	2,973,191	698,978	7,071,009	818,242	9,209,577

Loss before other income (expenses)	(2,973,191)	(698,978)	(7,071,009)	(818,242)	(9,206,017)

Other income (expenses):
Change in fair value of derivative liability-embedded conversion feature	(21,920)	-	(15,560)	-	240,440
Inducement expense	(4,203)	-	(682,753)	-	(682,753)
Interest expense, net	(68,917)	(19,847)	(2,158,195)	(25,411)	(2,718,114)
Total other expenses, net	(95,040)	(19,847)	(2,856,508)	(25,411)	(3,160,427)

Loss before income tax	(3,068,231)	(718,825)	(9,927,517)	(843,653)	(12,366,444)

Provision for income tax	-	-	-	-	-

Net loss	(3,068,231)	(718,825)	(9,927,517)	(843,653)	(12,366,444)

Preferred stock deemed dividend	-	-	(9,134,754)	-	(9,134,754)
Preferred stock dividend paid	(449,769)	-	(550,533)	-	(550,533)

Net loss attributable to common shareholders	(3,518,000)	(718,825)	(19,612,804)	(843,653)	(22,051,731)
Other comprehensive income (loss):
Foreign currency translation adjustment	(202,879)	(3,786)	(79,394)	(2,462)	(161,060)

Total comprehensive loss	$(3,720,879)	$(722,611)	$(19,692,198)	$(846,115)	$(22,212,791)

Basic and diluted loss per common share
Net Loss	$(0.12)	$(0.04)	$(0.42)	$(0.07)
Net Loss attributable to Common Shareholders	$(0.14)	$(0.04)	$(0.83)	$(0.07)

Weighted average common shares	24,977,872	20,280,001	23,545,714	11,366,740
See accompanying notes to condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine		From Inception on November 6, 1996
	Months ended		through
	September 30, 2011	September 30, 2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(9,927,517)	$(843,653)	$(12,366,444)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation cost	944,116	26,253	1,249,093
Amortization of discount on note payable	1,535,074	1,833	1,900,007
Amortization of debt issuance cost	302,497		361,117
Inducement expense for conversion of convertible notes payable	682,753		682,753
Unrealized loss (gain) on change in fair value of derivative liability-embedded conversion feature	15,560		(240,440)
Depreciation	34,769		34,769
Other			(4,097)
Gain on settlement of debt			-
Changes in assets and liabilities:			-
Prepaid expenses and other current assets	(620,693)	460	(1,200,196)
Accounts payable and accrued liabilities	448,589	235,192	1,661,347
Other assets	(460,226)	(68,886)	(683,864)
Accrued interest payable	(35,849)	21,138	74,996
Long-term portion of mining concession payable	1,362,237		1,762,237
Net cash used in operating activities	(5,718,690)	(627,663)	(6,768,722)

Cash flows from investing activities:
Increase in property and equipment	(3,783,927)	(263,767)	(5,842,618)

Net cash used in investing activities	(3,783,927)	(263,767)	(5,842,618)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	22,000,000	1,726,000	22,000,000
Preferred stock issuance cost	(1,139,855)		(1,139,855)
Net proceeds from issuance of convertible notes payable	-	100,000	8,020,000
Net proceeds from issuance of common stock and subscribed capital stock	87		154,837
Proceeds from exercise of stock options and stock warrants	11,180		13,280
Cash dividends paid	(256,107)		(256,107)
Advances from (repayments to) officers, directors and shareholders	-	(70,542)	41,196

Net cash provided by financing activities	20,615,305	1,755,458	28,833,351

Effect of exchange rate currency changes on cash	79,394	(2,462)	(2,272)

Net increase in cash	11,033,294	861,566	16,060,950

Cash at beginning of period	5,027,656	89	-

Cash at end of period	$16,060,950	$861,655	$16,060,950

Supplemental disclosure of cash flow information:
Interest paid	$393,408	$-	$393,408
Supplemental disclosure of noncash financial information:
Deemed dividend on Series A prefered stock	$9,134,754	$-	$9,134,754
Conversion of the carrying value of notes payable into Series A preferred Stock	$3,882,271	$-	$3,882,271
Reversal of derivative liability-embedded conversion feature pertaining to notes payable converted to Series A preferred stock	$2,570,560	$-	$2,570,560
Reversal of unamortized debt issuance cost pertaining to notes payable converted to Series A preferred stock	$(667,808)	$-	$(667,808)
Initial fair value of of derivative liability-embedded conversion feature	$-	$-	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$284,217	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$6,439	$6,439
Extinguishment of payable to a related party	$-	$38,853	$41,196
Issuance of common stock for services	$20,000	$-	$20,000
Stock dividends issued	$294,426	$-	$294,426

See accompanying notes to condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Colombia Energy Resources, Inc. (the “Company”) is an exploration stage company engaged in the business of acquiring and developing coal mining assets, and proposes to engage in the mining and sale of coal, coke and coal by-products using traditional and clean coal technologies, initially in the Republic of Colombia, South America. The Company anticipates that its initial operations will include the mining of high-grade, metallurgical coal, and that, within the next several years, its operations may include coal coking facilities, power generation and alternative energy production, such as coal gasification and coal-to-liquids.  The Company adopted its new operating strategy based on the size of the Colombia coal market~~,~~ and opportunities it has identified to acquire substantial coal resources and to build mines in Colombia.

The Company’s current operations are focused on exploration and development activities.  The Company has retained leading engineering and geological services firms in the U.S. and Colombia to conduct exploration work in selected concessions owned by the Company.  The Company’s team of executives, advisors and partners is comprised of experienced entrepreneurs and business professionals in U.S. and Colombia that have a broad breadth of experience in coal mining and substantial industry relationships.

Through its wholly-owned subsidiaries, the Company owns 100% of Colombia Clean Power S.A.S. (formerly known as Energia Andina Santander Resources S.A.S.), a Colombian company established to acquire and develop coal concessions.  Colombia Clean Power S.A.S.’ corporate offices are located in Bogota, Colombia.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of September 30, 2011, and its consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011.

The accompanying consolidated financial statements have been prepared in conformity with GAAP in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has not commenced commercial operations.  It incurred recurring losses since the date of inception that resulted in an accumulated deficit attributable to common stockholders of approximately $22.1 million as of September 30, 2011.  Although the Company had $16.1 million of available cash at September 30, 2011, that amount is not adequate to meet its expected capital expenditures and operating requirements over the next twelve (12) months.  In addition, the Company is dependent upon obtaining funds from investors.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in 2011 in order to meet its capital expenditures and operating requirements.  However, there is no assurance that the Company will be successful in raising the additional funds it needs.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post-split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of Sept 30, 2011, LIFE owned approximately 26.9% (adjusted for dilution of shares) of the outstanding shares of the Company.

On July 28, 2010, the Company affected a reverse stock split of two shares for every five shares of common stock outstanding. Accordingly, outstanding shares and share price of common stock and stock options were adjusted to account for the effects of the reverse stock split.

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

On September 6, 2011, shareholders owning a majority of the voting control of the Company authorized, by written consent, an amendment to the articles of incorporation to change the name of the Company from “Colombia Clean Power & Fuels, Inc.” to “Colombia Energy Resources, Inc.” and authorized the change of domicile of the Company from the State of Nevada to the State of Delaware through the merger of the Company with and into a Delaware corporation formed solely for the purpose of changing domicile.  The effective date of the change of domicile and name change was November 4, 2011.

The Company on November 7, 2011 began trading on the OTC QX Exchange under the ticker symbol CERX.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  The Company does not have cash equivalents of September 30, 2011 and December 31, 2010.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, and stock warrants issued to brokers, as a result of the Company’s Note financing (see Note 4).  Placement agent fees and other direct costs incurred in this transaction are being amortized over the life of the Notes, using the effective-interest method.

Property and Equipment

Property and equipment, which consist of nine mining concessions in the states of Santander and Boyaca Colombia, equipment, and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon proven and probable reserves of the mine and when the Company commences operation.  Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years.  Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

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

Derivative Instruments

The Company issued convertible notes payable that are considered hybrid financial instruments that blend the characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity.   The Company determined that the Notes contain an embedded derivative feature that is bifurcated and accounted for as a derivative instrument in accordance with ASC No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity.   The embedded conversion feature is carried at fair value and marked-to-market at the end of each reporting period.  The Company uses the binomial lattice model to estimate the fair value of the embedded conversion feature.  See Note 4.

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

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with the provisions of the ASC No. 260, “Earnings Per Share”.  ASC No. 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share are the same for the three and six months ended September 30, 2011 and 2010 because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of September 30, 2011 do not include the underlying shares exercisable with respect to the 1,704,600 outstanding warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

As of September 30, 2011, the Company had outstanding stock warrants and stock options exercisable to purchase, and convertible notes and convertible preferred stock that were convertible into an aggregate of 19,798,974 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.

As of September 30, 2011, approximately $6.1 million and $17.0 million of the Company’s assets are in Colombia and in the United States, respectively. As of December 31, 2010, approximately $2.0 million and $6.2 million of the Company’s assets were in Colombia and in the United States, respectively.

The net loss in Colombia and in the United States was approximately $3.3 million and $6.6 million during the nine months ended September 30, 2011 and approximately $1.5 million and $1.6 million during the three months ended September 30, 2011, respectively.

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

Fair Value of Financial Instruments

For financial instruments consisting of cash, accounts payable and accrued liabilities, the carrying amounts are reasonable estimates of fair value due to their relative short maturities. Based on borrowing rates available to the Company, the convertible notes payable approximate their fair value. The fair value of derivative liability was determined using Level 3 inputs described below.

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

Level 2–instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Derivative liability - embedded conversion feature	$-	$-	$261,000	$261,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for nine months ended September 30, 2011:

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2010	$2,816,000	$2,816,000
Amount of unamortized discount reversed	(2,570,560)	(2,570,560)
Unrealized loss (gain) on change in fair value	15,560	(15,560)
Balance, September 30, 2011	$261,000	$273,480

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) 2011-05, "Presentation of Comprehensive Income."  ASU 2011-05 changes the way other comprehensive income (loss) appears within the financial statements.  Companies will be required to show net income (loss), other comprehensive income (loss) and total comprehensive income (loss) in one continuous statement or in two separate but consecutive statements.  Components of other comprehensive income (loss) may no longer be presented solely in the in the statement of changes in shareholders' equity.  Any reclassification between other comprehensive income (loss) and net income (loss) will be presented on the face of the financial statements.  ASU 2011-05 is effective for the Company beginning January 1, 2012.  Currently, the Company presents its net loss, other comprehensive income (loss) and total comprehensive income (loss) in one continuous statement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $1,704,881 and $1,181,295 existed at September 30, 2011 and December 31, 2011, respectively.  These figures were represented mainly of professional fees incurred to mining engineers, auditors and financial professionals as well as accounts payable related to our acquisition of mining concessions and payable over the next twelve months.

4.	CONVERTIBLE NOTES PAYABLE

Notes Payable

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”) to accredited investors in a private placement transaction.  In the first closing of the Series A Preferred Stock, the aggregate principal amount of $7,205,000 was converted to shares of Series A Preferred Stock.  The Company has, as of September 30, 2011, $695,000 in Notes outstanding. The proceeds of the Note offering were used to fund exploration-stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia.  The Notes accrue interest at an annual rate of 10%.  Principal and interest are due on June 30, 2012.  The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock. The Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately account for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the notes.  At September 30, 2011, the fair value of the remaining embedded conversion feature was estimated at $261,000.  The fair value of the embedded conversion feature liability pertaining to the notes that was converted to preferred stock were adjusted as an increase in preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and is being accreted to interest expense using the effective interest method through the maturity date of the Notes.   The balance of the unamortized discount was $113,463 and $2,826,103 as of September 30, 2011 and December 31, 2010, respectively.

At the closings of the Note issuance, the Company also issued to the Note investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share.  The total number of outstanding warrants issued in the Note offering as of September 30, 2011, is 726,000. The stock warrants were initially recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790.  The fair value of the stock warrants were calculated using the Black-Scholes pricing model.  The discount in notes payable is being amortized to interest expense using the effective interest method through the maturity date of the Notes. The portion of unamortized discount pertaining to the notes that were converted to preferred stock was adjusted as a reduction to preferred stock.   The balance of the unamortized discount was $24,590 and $2,269,753 as of September 30, 2011 and December 31, 2010, respectively.

5.	EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net loss	$3,068,231	$718,825	$9,927,517	$843,653
Net loss attributable to common shareholders	$3,518,000	$718,825	$19,612,804	$843,653
Weighted average shares used in basic and diluted computation	24,977,872	20,280,001	23,545,714	11,366,740
Earnings (loss ) per share – Basic and Diluted	$0.12	$0.04	$0.42	$0.07
Earnings (loss ) per share attributable to common shareholders – Basic and Diluted	$0.14	$0.04	$0.83	$0.07

The Company’s issued and outstanding common shares as of September 30, 2011 do not include the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

6.	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the financial statements.

Convertible Series A Preferred Stock

In June 2011, the Company issued 2,200,000 shares of Series A convertible preferred stock at $10 per share or for a total amount of $22,000,000.  In addition, the Company issued 720,500 shares of Series A preferred stock upon conversion of certain notes payables aggregating to $7,205,000 in June 2011.  In August 2011, the Company issued 10,000 shares of Series A preferred stock upon conversion of a note payable totalling $100,000.  Holders of the Series A preferred stock are entitled to certain rights and preferences over the common stock as described below.

Dividends are payable on the Series A Preferred Stock at the rate per share (as a percentage of the Stated Rate, which is originally $10.00) of 9% per annum, payable quarterly, in arrears, on each March 15, June 15, September 15 and December 15.  For dividend payment dates occurring prior to June 1, 2013, the dividend is payable one-third in cash and two-thirds in common stock.  Thereafter, the dividend is payable, at the option of the Company, either 100% in cash or 1/3 in cash and 2/3 in stock.  The Company paid $256,107 and $294,426 in cash dividends and stock dividends, respectively, during the nine months ended September 30, 2011.

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

The Amended Certificate of Designation provides that in the event of the liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, the holders of shares of Series A Preferred Stock then outstanding would be entitled to receive, out of assets available for distribution to stockholders, before any payment is made or any assets distributed to the holders of our common stock or any other class or series of preferred stock that is junior to the Series A Preferred Stock, an amount per share of the Series A Preferred Stock equal to $15.00 as a liquidation preference.  A consolidation or merger with another entity or the sale or other disposition of all or substantially all of the assets under specified circumstances would be deemed to be a liquidation, dissolution or winding up of our company.  However, these events are solely within Company control.

Stock Options
The Company is seeking to recruit and retain experienced professionals from the global energy, natural resource development and mining industries.  The Company will seek to offer compensation that is commensurate with the qualifications of future employees and advisors, including the ability to offer equity participation with vesting provisions typical of early-stage public companies.  On May 12, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (“Incentive Plan”), which gives the Company the ability to grant stock options, stock appreciation rights (“SARs”), restricted stock and stock bonuses (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of the Company’s advisory board or the board of directors of the Company or the Company’s subsidiaries. The Incentive Plan was amended on August 31, 2011.

The Board of Directors has authorized 6,133,334 shares of common stock for issuance under the Incentive Plan. In the event of any change in the number of shares of Company common stock outstanding by reason of any stock dividend or split, reverse stock split, recapitalization, merger, consolidation, combination or exchange of shares or similar corporate change, the maximum number of shares of common stock with respect to which the Board of Directors may grant awards, appropriate adjustments will be made to the shares subject to the Incentive Plan and to any outstanding Awards. Shares available for Awards under the Incentive Plan may be either newly-issued shares or treasury shares. If an Award or portion thereof shall expire or terminate for any reason without having been exercised in full, the unexercised shares covered by such Award shall be available for future grants of Awards under the Incentive Plan.

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

A summary of the stock option activity is presented below:

	Number of shares subject to option	Weighted average exercise price	Weighted average remaining contractual term
Outstanding at January 1, 2011	1,923,334	$1.98	4.8
Granted during the period	2,415,000	$3.56
Forfeited / canceled / expired during the period	(250,000)	$1.50
Exercised during the period	(110,000)	$0.05
Outstanding at end of period	3,978,334	$2.88	4.5
Exercisable at end of period	1,104,584	$2.87	4.2
Shares vested and expected to vest at end of period	3,978,334	$2.88	4.5

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2011 was $0.75 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $204,500.  The total fair value of options that vested during the nine months ended September 30, 2011 was $1,050,459.

The aggregate intrinsic value of outstanding options, and options that were vested and expected to vest, were $0 at September 30, 2011 because a significant portion of the options outstanding are out-of-the money.  Stock compensation expense was $924,116 and $26,253 during the nine months ended September 30, 2011 and 2010, respectively, and $1,229,093 for the cumulative period from November 6, 1996 (date of inception) through September 30, 2011. The total compensation expense of unvested stock options that has not been recognized yet was $1,711,696 as of September 30, 2011. This cost will be amortized on a straight-line basis over a weighted remaining period of 4.54 years and will be adjusted for subsequent changes in estimated forfeitures. Future option grants will increase the amount of compensation expense that will be recorded.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	530,000	4.00	$0.05	105,000	0.05
$1.50	175,000	4.40	$1.50	81,250	1.50
$2.50	1,923,334	4.66	$2.50	580,834	2.50
$3.00	200,000	4.60	$3.00	50,000	3.00
$5.00	1,150,000	4.60	$5.00	287,500	5.00
	3,978,334			1,104,584

Stock Warrants

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 726,000 shares had not been exercised as of September 30, 2011. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share.  The value of these warrants at issuance had been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of  the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of  1,025,675 shares of common stock to the investors in the Stock Financing on June 1, 2011.  Of those warrants, 978,600 shares had not been exercised as of September 30, 2011. All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share.  In addition, 480,000 in stock warrants were issued to security brokers in the stock offering.  All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.50 per share.    Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers was reported as an increase and decrease in additional paid-in capital.  The fair value of the warrants issued to the holders of the notes that were converted to Series A preferred stock was estimated at $682,753 using the Black-Scholes pricing model, and was accounted for as an increase in additional paid-in capital and expense.

7.	RELATED PARTY TRANSACTIONS

At September 30, 2011, LIFE owns approximately 26.9%  (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010.   The note was converted to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the three and nine months ended September 30, 2011 were $75,000 and $241,839 respectively. During the three and nine months ended September 30, 2010, management fees were $75,000. The accrued management fee payable as of  September 30, 2011 and December 31, 2010 was $184,342 and $137,954, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

8.	Commitments and Contingencies

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase 2 coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of September 30, 2011, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

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

Except as described immediately above, all the mining concessions are in the exploration phase. While in the exploration and construction phase, royalties to the government are owed based on the applicable minimum wage rate times the number of hectares. Once the concessions enter the production phase, royalties owed to the government are equal to 5% of production.  Each concession has a 30 year production phase, less the total time spent in exploration and construction.

Management and Services Agreement with LIFE

On August 3, 2010, we entered into a Management and Services Agreement with LIFE Power & Fuels LLC, a Delaware limited liability company and one of our principal shareholders, pursuant to which LIFE agreed to provide certain corporate,  financial, and merger and acquisition advisory services and assistance with securing equipment leases and other equipment financing.  In exchange for its services, LIFE is entitled to receive a monthly fee equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us; provided, however, that such monthly fee shall not be less than $25,000.  The term of the Management Agreement is initially 36 months, but the agreement shall automatically renew for successive 12-month periods unless it is terminated by either party in writing. Upon termination, and for a period of five years thereafter, LIFE will continue to be entitled to receive an amount equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us from all mines and coking facilities on concessions acquired or coke projects initiated during the three-year term of the Management Agreement.  During the initial term of this agreement, we have agreed to pay a minimum of $900,000 ($300,000 annually) to LIFE.

Lease Commitments

The Company and its subsidiary in Colombia lease their current office facilities under non-cancelable operating lease agreements that expire in 2012.  On June 13, 2011 the Company entered into a lease for expansion space in the same building.  The lease has a four-month term which is extendible.  In addition, on June 28, 2011 the Company entered into a lease for new office space. The future minimum lease payments under this operating lease are as follows:

Total

Year ending December 31:
2012	$285,897
2013	202,507
2014	197,377
2015	197,377
2016	115,136
Total	$998,294

Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. As a result, the Company will be required to recognize an asset retirement obligation in the period in which the obligation is incurred in accordance with ASC 410, Asset Retirement and Environmental Obligation. The Company believes that any retirement obligation as of  September 30, 2011 is not material because it is still in the exploration stage.

9.	Acquisition of Mining Rights

On August 22, 2011, the Company entered into an agreement to purchase a 70% working interest in four coal mining concessions located in the Republic of Colombia from Howerd Milton Cubides Botia (the “Assignor”). These concessions cover approximately 3,459 acres.   In October 2011, the agreement had been amended and both parties agreed that the Assignor will continue to provide capital and operating expenditures on the mining property through October 18, 2011.   Thereafter, the Company will gain control of the mining properties and that operating funds will be provided by each party in proportion to its interest in the mining concessions, provided that the Company has agreed to fund the project in full and receive 50% of the proceeds allocable to the Assignor until the additional funds provided by us are repaid.

The acquisition was considered a purchase of business and was accounted for as a purchase business combination effective when the Company obtained control of the mining assets on October 19, 2011.  Accordingly, the results of operations of the acquired business will be included in the Company’s consolidated financial statements after the date when the Company obtained control on the mining assets.

The purchase price for the assignment of the 70% interest is based on the number of proven tons of reserves as determined by the exploration program and is estimated to be $4,000,000.   The Company is still in the process of determining the fair value of the mining rights and other assets acquired, as well as any liabilities and non-controlling interest assumed.  However, management has initially determined that the total purchase price that the Company will pay to the Assignor will be allocated to the mining rights acquired on a provisional basis as of October 19, 2011 in accordance with ASC 805, Business Combination.  This provisional allocation is based on information available to us at the present time and is subject to change, and such changes could be material.

The Company initially paid $500,000 to the Assignor upon signing of the agreement in August 2011 and the balance will be due in increments over the next three years based upon the number of proven tons of reserves determined.   The initial payment is included in “Other Assets” in the condensed consolidated balance sheet as of September 30, 2011 and the amount will be subsequently allocated to “Property and Equipment - Mining Rights” on the effective date of the acquisition of business.

ASC 805 requires the Company to disclose the revenue and earnings of the Company and that of the Assignor with respect to those mining assets acquired in the current and comparable period as though the acquisition date took effect as of the beginning of the comparable prior period.   However, the revenues and earnings of the acquired interest on the mining assets are not available because the operation is new and thus results were immaterial.

Acquisition-related costs through September 30, 2011, which pertain mainly to legal costs, are included in general and administrative expenses in the condensed consolidated statement of operations.

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

In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state. The Company is in the process of securing concessions in the Santander and Boyaca regions of Colombia.  The Company has established an initial target to control over 300 million tons of measured metallurgical coal through concessions.  The Santander region was selected because of its large metallurgical coal resources, its location on the Magdalena River with river access for shipping, and its proximity to Colombia’s main pipeline and several other refined products pipelines.  Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves.

The Company anticipates that its primary operations will include the mining of high-grade, metallurgical coal, coal coking, power generation, and alternative energy production, such as coal gasification and coal-to-liquids.

We were incorporated under the name Freedom Resources Enterprises, Inc. in the State of Nevada on November 6, 1996 to engage in the business of self-help publications and workshops.  Between November 1996 and September 2005, the Company only minimal revenues, and in October 2005, the Company ceased all business operations. From October 2005 to early May 2010, the Company did not engage in any business activities.  Prior to this period, the Company’s management had been evaluating potential business opportunities that might be available to the Company to preserve its shareholder’s investment in its common shares.   On November 4, 2011, the Company completed a name change to Colombia Energy Resources, Inc. and a change in domicile from the State of Nevada to the State of Delaware.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see Note 1 to the consolidated financial statements.

New Accounting Standards

Refer to Note 1 in the notes to unaudited condensed consolidated financial statements for a discussion of new accounting standards.

Nine-Month Period Ended September 30, 2011 and 2010

Our revenues since inception total $3,560  and we have a cumulative net loss of $12,366,444 from inception through September 30, 2011. We did not have any revenues for the nine months ended September 30, 2011 or 2010. For the nine months ended September 30, 2011, our net loss was $9,927,517 compared to $843,653 for the same period in 2010. The increase in our net loss was due to increased expenses, primarily increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations during the second quarter of 2010 as well as interest expense related to our Convertible Note offering completed in December 2010.  Expenses during the nine months ended September 30, 2011, consisted of  $7,071,009 in general and administrative expenses, $2,158,195 in net interest expense, and $682,753 in inducement expense for the conversion of the notes payable into Series A Preferred Stock.  Expenses during the same period in 2010 consisted of $25,411 in net interest expense and $818,242 in general and administrative expenses. Loss per share in the nine months ended September 30, 2011 was ($0.42) compared to a loss per share of of ($0.07) in the nine months ended September 30, 2010, based on weighted averages of 23,545,714 and 11,366,740 shares outstanding during the respective periods.

Net loss attributable to common shareholders was $19,612,804 and $843,654 during the nine months ended September 30, 2011 and 2010, respectively.  The amount was higher in 2011 because of the preferred stock dividends and deemed divident paid totaling $9,685,287 during the nine months ended September 30, 2011.

Three-Month Period Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, our net loss was $3,068,231 compared to $718,825 for the same period in 2010.  The increase in our net loss was due to increased expenses, primarily increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations during the second quarter of 2010 as well as interest expense related to our Convertible Note offering completed in December 2010.  Expenses during the three months ended September 30, 2011, consisted of  $2,973,151 in general and administrative expense and $68,917 in net interest expense.  Expenses during the same period in 2010 consisted of $19,847 in net interest expense and $698,978 in general and administrative expenses. Net loss per share of ($.004) in the three months ended September 30, 2011 was ($0.12) compared to a net loss per share of of ($0.04) in the three months ended September 30, 2010, based on weighted averages of 24,977,872 and 20,280,001 shares outstanding during the respective periods.

Net loss attributable to common shareholders was $3,518,000 and $718,825 during the three months ended September 30, 2011 and 2010 respectively.  The amount was higher in 2011 because of the preferred stock dividends paid totaling $449,769 during the three months ended September 30, 2011.

Liquidity and Capital Resources

At September 30, 2011, we had $16,060,950 in cash and $14,238,596 in working capital.  At September 30, 2011, we also had total liabilities of $4,285,065. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

The increase in cash and working capital since December 31, 2010 is principally due to the funding provided by the Series A Preferred Stock Issuance totalling approximately $20.8 million (net of issuance costs), offset by cash used to purchase property and equipment totalling $3.8 million.

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

Item 4. Controls And Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 15, 2011, stock dividend payments were made to the 27 holders of Series A Preferred Stock totaling 219,491 shares of common stock. Each of the holders of the Series A Preferred Stock was an accredited investor at the time of the dividend distribution. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distribution.

During the quarter ended September 30, 2011, 945,000 options were granted pursuant to the 2010 Equity Incentive Plan with officers and directors receiving 550,000 options for services and employees receiving 1,095,000 options. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder as a transaction by an issuer not involving any public offering, or pursuant to Regulation S. No selling commissions were paid in connection with the option grants.

Item 5. Other Information

During the prior quarter ended June 30, 201l, dividend payments were made to the 27 holders of Series A Preferred Stock totaling 36,515 shares of common stock. Each of the holders of the Series A Preferred Stock was an accredited investor at the time of the dividend distribution. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distribution.

On August 11, 2011, the Company held its annual meeting of the shareholders at Calle 100 No. 8 A — 55 Tower C of the World Trade Center, Office 315, Bogota, Republic of Colombia. The Company did not solicit proxies and the board of directors as previously reported to the Securities and Exchange Commission was re-elected in its entirety. Burr Pilger Mayer, Inc. was reappointed as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2011. The number of votes cast for the reappointment of Burr Pilger Mayer, Inc. was 14,030,282 and no votes were withheld or voted against the matter.

Item 6.  Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

November 14, 2011	By:	/s/ Ronald G. Stovash
Ronald G. Stovash, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Partial Assignment and Business Collaboration Contract of Mining Rights for the Development of a Mining Project dated August, 22, 2011, with Howard Milton Cubides Botia.

10.1	Ronald G. Stovash Employment Agreement dated August 28, 2011.

10.2	Edward Mooney Consulting Agreement dated September 1, 2011.

10.3	Compensation Agreement dated August 24, 2011, with Peter B. Lilly.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).