Form 10-K/A
period 2010-12-31
COLOMBIA ENERGY RESOURCES, INC.
filed 2011-12-14
CIK 1045390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32735

Colombia Energy Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-056703
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

One Embarcadero Center, Suite 500, San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 460-1165

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Item 8 In Part I of the annual report on Form 10-K for the year ended December 31, 2010 (the “Original 10-K”) of Colombia Energy Resources, Inc., formerly known as Colombia Clean Power & Fuels, Inc., (the “Company”) is amended to correct the report of Burr Pilger Mayer, Inc., the Company’s current independent registered public accounting firm, dated March 31, 2011.  The original report inadvertently omitted reference to the audit of the Company’s financial statements for the period from November 6, 1996 (inception) to December 31, 2010.  Updated certifications are also filed with this amendment under Item 15 of Part IV as Exhibits 31.1, 31.2, 32.1, and 32.2.  Also, consents of the former and current independent registered public accountants are included in this amendment for purposes of the Company’s registration statement on Form S-8 filed with the SEC on December 7, 2011 (SEC File No. 333-178363).

This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the Original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K on March 31, 2011. In addition, forward-looking statements made in the Original Form 10-K have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known after the Original Form 10-K, and such forward-looking statements should be read in their historical context and in the context of the Company’s subsequent reports filed with the SEC

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We have provided the financial statements required by this item immediately following the signature page of this report.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Exhibit Description

23.1	Consent of Burr Pilger Mayer, Inc., independent registered public accounting firm

23.2	Consent of Pritchett, Siler & Hardy, P.C., independent registered public accounting firm

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Clean Power & Fuels, Inc.

Date: December 12, 2011	By:	/s/Ronald G. Stovash
Ronald G. Stovash, Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
BURR PILGER MAYER, INC.

To the Board of Directors and
Stockholders of Colombia Clean Power & Fuels, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Colombia Clean Power & Fuels, Inc. and its subsidiaries (an exploration stage company) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and for the period from November 6, 1996 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colombia Clean Power & Fuels, Inc. and its subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and from November 6, 1996 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 24, 2010

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$5,027,656	$89
Other Current Assets	747,588	-
Total Current Assets	5,775,244	89
Property and Equipment
Mining Concessions	2,026,617	-
Construction in Progress	30,000	-
Equipment	2,075	-
Total Property & Equipment	2,058,692	-
Other Assets	341,651	-
TOTAL ASSETS	$8,175,587	$89

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,181,295	$6,681
Accrued Interest Related Party	-	1,339
Loans from Officers & Directors	-	117,000
Total Current Liabilities	1,181,295	125,020
Long Term Liabilities
Convertible Notes - Related Party	19,122	5,000
Convertible Notes Payable (Net of Issuance Discount)	2,885,022	-
Accrued Interest on Convertible Notes Payable	110,846	-
Other Noncurrent Liabilities	400,000	-
Derivative Liability - embedded conversion feature	2,816,000	-
Total Long Term Liabilities	6,230,990	5,000
Total Liabilities	7,412,285	130,020
Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	0	0
Common Stock, $.001 par value, 100,000,000 shares authorized, 20,549,637 shares and 1,120,000 shares issued and outstanding in 2010 and 2009, respectively	20,550	1,120
Additional Paid in Capital	3,263,345	94,556
Accumulated Deficit	(2,438,927)	(225,607)
Accumulated Other Comprehensive Loss	(81,666)	-
Total Stockholders' Equity (Deficit)	763,302	(129,931)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,175,587	$89

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years		From Inception on
	Ended		Nov. 6, 1996
	December 31,		through December 31,
	2010	2009	2010
Revenue	$-	$-	$3,560

Expenses
General and administrative	1,935,450	14,817	2,138,568

Loss before other expense	(1,935,450)	(14,817)	(2,135,008)

Other income (expense)
Unrealized gain on change in fair value of derivative liability - embedded conversion feature	256,000	-	256,000
Interest expense, net	(533,870)	(9,288)	(559,919)
Total other expense, net	(277,870)	(9,288)	(303,919)

Loss before income taxes	(2,213,320)	(24,105)	(2,438,927)

Provision for Income Taxes	-	-	-

Net loss	(2,213,320)	(24,105)	(2,438,927)

Other comprehensive loss
Foreign currency translation	(81,666)	-	(81,666)

Total comprehensive loss	$(2,294,986)	$(24,105)	$(2,520,593)

Basic and diluted loss per common share	$(0.12)	$(0.02)

Weighted average common shares	18,887,765	1,120,000

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated	Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Other	Stockholders'
Description	Shares	Amount	Shares	Amount	in Capital	Deficit	Comprehensive Loss	Equity

Balance, November 6, 1996	-	$-	-	$-	$-	$-	$-	$-

Issuance of Common Stock			200,000	200	2,300			2,500
Net Loss for the Period Ending December 31, 1996						(50)		(50)

Balance, December 31, 1996			200,000	200	2,300	(50)		2,450

Issuance of Common Stock			19,000	19	9,481			9,500
Net Loss for the Period Ending December 31, 1997						(1,661)		(1,661)

Balance, December 31, 1997			219,000	219	11,781	(1,711)		10,289

Issuance of Common Stock			81,000	81	35,419			35,500
Net Loss for the Period Ending December 31, 1998						(4,942)		(4,942)

Balance, December 31, 1998			300,000	300	47,200	(6,653)		40,847

Net Loss for the Period Ending December 31, 1999						(2,243)		(2,243)

Balance, December 31, 1999			300,000	300	47,200	(8,896)		38,604

Net Loss for the Period Ending December 31, 2000						(40,956)		(40,956)

Balance, December 31, 2000			300,000	300	47,200	(49,852)		(2,353)

Net Loss for the Period Ending December 31, 2001						(15,669)		(15,669)

Balance, December 31, 2001			300,000	300	47,200	(65,521)		(18,022)

Net Loss for the Period Ending December 31, 2002						(13,921)		(13,921)

Balance, December 31, 2002			300,000	300	47,200	(79,442)		(31,943)

Net Loss for the Period Ending December 31, 2003						(20,946)		(20,946)

Balance, December 31, 2003			300,000	300	47,200	(100,388)		(52,889)

Conversion of Note Payable			80,000	80	5,088			5,168
Net Loss for the Period Ending December 31, 2004						(2,129)		(2,129)

Balance, December 31, 2004			380,000	380	52,288	(102,517)		(49,850)

Issuance of Common Stock			580,000	580	6,670			7,250
Net Loss for the Period Ending December 31, 2005						(19,843)		(19,843)

Balance, December 31, 2005			960,000	960	58,958	(122,360)		(62,443)

Issuance of Common Stock			80,000	80	5,468			5,548
Imputed Interest on Shareholder Advances					3,409			3,409
Net Loss for the Period Ending December 31, 2006						(18,353)		(18,353)

Balance, December 31, 2006			1,040,000	1,040	67,835	(140,713)		(71,839)

Issuance of Common Stock			80,000	80	5,722			5,802
Imputed Interest on Shareholder Advances					5,235			5,235
Net Loss for the Period Ending December 31, 2007						(20,363)		(20,363)

Balance, December 31, 2007			1,120,000	1,120	78,792	(161,076)		(81,165)

Imputed Interest on Shareholder Advances					6,876			6,876
Net Loss for the Period Ending December 31, 2008						(40,426)		(40,426)

Balance, December 31, 2008			1,120,000	1,120	85,668	(201,502)		(114,714)

Imputed Interest on Shareholder Advances					8,888			8,888
Net Loss for the Period Ending December 31, 2009						(24,105)		(24,105)

Balance, December 31, 2009			1,120,000	1,120	94,556	(225,607)		(129,931)

Issuance of Common Stock			19,080,000	19,080	80,920			100,000
Exercise of Stock Warrants			269,636	270	1,830			2,100
Net Loss for the Period Ending December 31, 2010						(2,213,320)		(2,213,320)
Stock Compensation Expense					304,977			304,977
Forgiveness of Debt to a Shareholder					41,196			41,196
Conversion of Notes Payable			80,001	80	6,359			6,439
Issuance of Stock Warrants in Connection with Debt Issued					2,733,507			2,733,507
Foreign Currency Translation Adjustment							(81,666)	(81,666)
Balance, December 31, 2010	-	$-	20,549,637	$20,550	$3,263,345	$(2,438,927)	$(81,666)	$763,302

COLOMBIA CLEAN POWER & FUELS, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception on
	For the Years Ended		November 6, 1996
	December 31,		through
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss	$(2,213,320)	$(24,105)	$(2,438,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	304,977	-	304,977
Amortization of discount on note payable	364,933	-	364,933
Amortization of debt issuance cost	58,620	-	58,620
Unrealized gain on change in fair value of embedded conversion feature	(256,000)		(256,000)
Other	-	-	(4,097)
Changes in assets and liabilities:	-	-	-
Other current assets	(579,503)	-	(579,503)
Other assets	(223,638)	-	(223,638)
Accounts payable and accrued liabilities	1,174,715	8,885	1,212,758
Accrued interest payable	110,845	-	110,845
Other non-current liabilities	400,000	-	400,000

Net cash used in operating activities	(858,371)	(15,220)	(1,050,032)

Cash flows from investing activities:
Increase in property and equipment	(2,058,692)	-	(2,058,692)

Net cash used in investing activities	(2,058,692)	-	(2,058,692)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	8,000,000	-	8,020,000
Proceeds from issuance of common stock	100,000	-	154,750
Proceeds from exercise of warrants	2,100		2,100
Advances to (payment from) officer and shareholder	(75,804)	14,500	41,196

Net cash provided by financing activities	8,026,296	14,500	8,218,046

Effect of exchange rate currency changes on cash	(81,666)	-	(81,666)

Net increase (decrease) in cash	5,027,567	(720)	5,027,656

Cash at beginning of period	89	809	-

Cash at end of period	$5,027,656	$89	$5,027,656

Supplemental disclosure of noncash financing activities:
Fair value of embedded conversion feature	$3,072,000	$-	$3,072,000
Issuance of stock warrants in connection with debt issued	$2,733,508	$-	$2,733,508
Issuance of common stock in connection with conversion of note payable	$6,439	$-	$6,439
Extinguishment of payable to a related party	$41,196	$-	$41,196

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 shares post split of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team.  Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 2. Subsequently, LIFE sold approximately 4,800,000 shares post split of the Company's common stock to certain related parties. As of December 31, 2010, LIFE owned approximately 49.8% (diluted interest) of the outstanding shares of the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  There are no cash equivalents at December 31, 2010 and 2009.

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

Property and Equipment

 Property and equipment, which consist of three mining concessions in Santander, Colombia, equipment, and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon proven and probable reserves of the mine and when the Company commences operation.  Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years.  Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.  There was no depreciation expense during the years ended December 31, 2010 and 2009.

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 932, Extractive Activities.  All exploration expenditures are expensed as incurred.  Expenditures to explore new mines (e.g., acquisition of mining concession), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

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

Foreign Currency Translation

The Company and the following subsidiaries, Energia Andina Santander Resources Cooperatieve U.A. and Colombia Clean Power and Fuels, LLC, maintain accounting records using U.S. dollars.  Energia Andina Santander Resources S.A.S., the Company’s Colombian subsidiary, maintains accounting records using the Colombian Peso.

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

The financial statements of Energia Andina Santander Resources S.A.S. are translated into U.S. dollars using the closing rate method.  The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates.  The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are presented as accumulated other comprehensive loss within the “consolidated statements stockholders’ equity.”

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

Segments

The Company operates in one business segment.  The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.  As of December 31, 2010, approximately $2.0 million and $6.2 million of the Company’s assets are in Colombia and in the United States, respectively.  For the year ended December 31, 2010, operating loss in Colombia and in the United States was approximately $584,000 and $1.4 million respectively.

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

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2010:
				December 31,
	Level 1	Level 2	Level 3	2010
Liabilities:
Derivative liability –
Embedded conversion feature	$-	$-	$2,816,000	$2,816,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the year ended December 31, 2010:

	Derivative liability- embedded conversion feature	Total Level 3
Balance, December 31, 2009	$-	$-
Issuance during the year	3,072,000	3,072,000
Unrealized gain on change in fair value	(256,000)	(256,000)
Balance, December 31, 2010	2,816,000	2,816,000

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

Stock Repurchase Agreement

On June 10, 2010, the Company entered into a Stock Repurchase Agreement with Latin-American Fuels Corporation, a British Virgin Islands corporation, and Fernando Casas, the president and principal shareholder of that company, who were at the time of the transaction and currently are joint beneficial owners of in excess of 5% of the Company’s outstanding common stock.  Under the terms of the agreement, the Company has the option, but not the obligation, to repurchase up to 2,400,000 shares owned by Latin-American Fuels under certain conditions.  After June 10, 2011, and before June 10, 2012, the Company has the right to repurchase up to 1,200,000, and after June 10, 2012, the Company has no further right to repurchase any of these shares.  Latin-American Fuels does not have the right to transfer any shares for which we have repurchase rights.  If the Company will employ Mr. Casas and then terminate him or if he were to terminate any employment with the Company without good reason, the shares which are then subject to repurchase will be forfeited by Latin-American Fuels to the Company without further consideration.  In the event the Company will terminate him without cause or if Mr. Casas were to terminate his employment for good reason, the Company has the right to repurchase the shares at fair market value as of the date of termination.  The Company's option to repurchase the shares expires 30 days after termination of Mr. Casas as an employee.  Mr. Casas is currently not an employee of the Company.

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

The total number of stock options outstanding are expected to vest.  The aggregate intrinsic value of the outstanding options expected to vest at December 31, 2010 was $1,407,250.  The aggregate intrinsic value of the options exercisable at December 31, 2010 was $308,500.  The actual value, if any, an optionee may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes pricing model.

Stock Warrants

As described in Note 4, the Company issued stock warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering issued in various tranches during the year ended December 31, 2010.  All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share.    The aggregate fair value of these warrants were estimated at $$2,388,790 using the Black-scholes pricing model and were accounted for as an increase in additional paid in capital and as a discount in notes payable.   The discount in notes payable is being amortized to interest expense over the term of the Notes.

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

2010

Risk-free interest rate	0.51% – 1.99%
Expected volatility of common stock	76.4%
Dividend yield	0%

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

Colombia Clean Power & Fuels, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

A summary of the stock warrants activity during the year ended December 31, 2010 is presented below:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price

Outstanding at December 31, 2009	-	-
Granted	3,540,640	$0.25
Exercised	(270,000)	$0.01
Cancelled	-	-

Outstanding at December 31, 2010	3,270,640	$0.27

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2010:

	Stock Warrants Outstanding			Stock Warrant Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.01	2,930,000	4.5	$0.01	2,930,000	$0.01
$2.50	340,640	4.9	$2.50	340,640	$2.50
	3,270,640			3,270,640

6.	INCOME TAXES

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

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010. The note matures on June 30, 2012 and accrues interest at an annual rate of 10%. In connection with the issuance of the note, the Company also issued LIFE stock warrants to purchase 32,000 shares of the Company’s common stock with an exercise price of $0.01 per share. The stock warrants mature on June 30, 2015. The note payable to LIFE amounted to $19,122 (net of unamortized discount) as of December 31, 2010.

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

Lease Commitments

The Company’s subsidiary leases its office facility in Bogota, Colombia under a noncancelable operating lease agreement that expires in 2011.  The future minimum lease payments under this operating lease are as follows:

	Bogota	San Anselmo
	Operating	Operating	Total
	Lease	Lease	All Leases
Year ending December 31:
2011	69,600	17,100	86,700
2012	69,600	20,520	90,120

Total	$139,200	$37,620	$176,820

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