Form 10-Q/A
period 2011-09-30
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-02-10
CIK 1045390

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

EXPLANATORY NOTE

Certain exhibits designated in the Exhibits Index of the Form 10-Q for the quarter ended September 30, 2011 (the “Original 10-Q”) of Colombia Energy Resources, Inc. were inadvertently omitted from the filing with the Commission. These exhibits are included with this Amendment No. 1 and are set forth in Item 6 of this amendment.

This Amendment No. 1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the Original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q on November 14, 2011. In addition, forward-looking statements made in the Original Form 10-Q have not been revised to reflect the passage of time, events, results or developments that occurred or facts that became known after the Original Form 10-Q, and such forward-looking statements should be read in their historical context and in the context of the Company’s subsequent reports filed with the SEC.

2

Item 6. Exhibits

The following exhibits are included with this amended report:

Exhibit Number	Description of Exhibit
2.1	Partial Assignment and Business Collaboration Contract of Mining Rights for the Development of a Mining Project dated August 22, 2011, with Howerd Milton Cubides Botia for the Ruku Project

10.1	Ronald G. Stovash Employment Agreement dated August 28, 2011

10.2	Edward Mooney Consulting Agreement dated September 1, 2011

10.3	Compensation Agreement dated August 24, 2011, with Peter B. Lilly

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

February 8, 2012	By:	/s/ Ronald G. Stovash
Ronald G. Stovash, President and Chief Executive Officer (Principal Executive Officer)

February 8, 2012	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3