Form 10-K
period 2011-12-31
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-03-30
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $7,666,651

.

The number of shares outstanding of the registrant’s common stock on March 22, 2012, was 23,807,776.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of December 31, 2011 are incorporated by reference into Part III of this Report.	III

Forward Looking Statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the Item 1A entitled “Risk Factors,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the cyclicality of the coal industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in commodity pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and criminal or terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A, “Risk Factors” beginning on page 13 of this report could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Colombia Energy Resources, Inc., a Delaware corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

PART I

ITEM 1. Business

General Overview of our Business

We are a U.S. domiciled, coal exploration and development company, with operations in the Republic of Colombia, South America. We own coal mining concessions and are building and operating coal mines focusing on metallurgical coal. During 2010 and 2011 we were focused on acquiring properties and conducting an exploration program on our concessions. While we will continue to analyze additional properties and other acquisitions, during 2012 and beyond our focus will be on opening mines on our existing properties and steadily increasing production pursuant to our business plan.

The key elements of our strategy have been to: (i) selectively acquire high-quality metallurgical coal deposits; (ii) build our leadership team with multinational mining experts combined with local talent; (iii) apply modern exploration techniques; and (iv) import proven, international mining methods and best-practices. We anticipate that our primary operations and revenue sources will include the mining of metallurgical coal for export and domestic sales.

We currently control ten coal mining concession contracts in four locations, which grant us the right to exploit coal deposits in 10,455 hectares (25,834 acres) in the Boyacà and Santander districts of the Republic of Colombia.1 This includes one application with 7.8 hectares (19.2 acres), which will revert to us upon its conversion to a concession contract. The final transfer of the mining titles associated with Rukú is pending final approval of Ingeominas, the Colombian Institute of Mining and Geology. We have also entered into an agreement that grants us the option to purchase an additional coal mining concession (“Boavita”) contract with 1,550 hectares (3,830 acres) in the Boyacà district. This agreement provides us the right to perform exploration on the property and purchase the concession on agreed upon terms upon satisfactory results of such exploration. In addition, we signed an agreement with the seller of Boavita to begin mining on the property. Including the Boavita acquisition, we will control 11 concessions with 12,005 hectares (29,664 acres).

These concessions are concentrated in four coal deposits that comprise our existing and prospective mining projects:

•	The Rukú Mining Complex (“Rukú). Situated in eastern Boyacà, we purchased 70% of the mining operations, two concession contracts and the right to an application for additional coal mining rights at Rukù. We implemented a mine expansion and worker safety program in December 2011 and are conducting exploration work to measure the coal deposit. Rukú was producing approximately 1,800 tons-per-month of metallurgical coal from two seams before a temporary closure occurred in February 2012 as a result of local vandalism. Coal was produced by basic manual methods using pick and shovel, with a one-ton car equipped with a basic winch used to lift coal to the surface. These methods will be improved upon with increased mechanization including shearers, chain conveyors, and roof props. In February 2012, we acquired 100% of a concession adjacent to Rukú.

1	Includes one application with 7.8 hectares (19.2 acres), which will revert to us upon its converting to a concession contract. The final transfer of the mining titles associated with Rukú is pending final approval of Ingeominas, the Colombian Institute of Mining and Geology.

•	Otanche. Situated in western Boyacà, we purchased 100% of three concession contracts at Otanche. We have an on-going exploration program to measure our coal deposit and plan to develop metallurgical coal mining operations at Otanche.

•	Boavita. Situated in eastern Boyacà, we have the option to purchase 100% of the concession contract at Boavita. We have commenced an exploration program at Boavita to characterize the coal deposit and, assuming satisfactory results, we plan to exercise the purchase option and develop coal mining operations at Boavita. In addition, we signed an agreement with the seller to develop and operate coal mines at Boavita prior to our execution of the purchase option.

•	The North Block. Situated in Northwestern Santander, we purchased 100% of three concession contracts in the area we refer to as the North Block. We are exploring the option of jointly developing mining operations on the property with one of the sellers.

Our current operations include coal production from Rukù and exploration and development activities, such as acquiring coal mining concessions, drilling and testing core samples, performing geological and engineering studies, developing mine plans, performing feasibility and facility design studies and applying for environmental permits and licenses. As defined by SEC Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations, there are currently no proven or probable reserves on any of our mining concessions or applications, but we have an extensive exploration and drilling program underway to measure and characterize our coal deposits. Preliminary geological review of the areas, including initial borehole drillings, outcrop mapping, outcrop sampling, review of drillings from previous owners and analysis of petroleum borings and seismic data, has confirmed the presence of multiple continuous coal seams on our properties.

We were originally incorporated in the State of Nevada in 1996 and changed our corporate domicile to the State of Delaware in October 2011. We own 99% of Energia Andina Santander Resources Cooperatieve U.A., a company formed under the laws of the Netherlands. The other 1% is owned by Colombia CPF LLC, a Delaware limited liability company that is wholly owned by us. Our Dutch subsidiary owns all of the outstanding shares of Energia Santander Resources Andina S.A.S, a Spanish corporation, which in turn owns 100% of Colombia Clean Power SAS (f/k/a Energia Andina Santander Resources SAS), a Colombian company that owns our assets and conducts our operations in the Republic of Colombia.

In December 2010, we completed a private placement of $8,000,000 in aggregate principal amount of 10% Secured Convertible Notes due June 30, 2012 (the “Notes”) and five-year warrants to purchase in aggregate up to 3,200,000 shares of our common stock at an exercise price of $0.01 per share.

In July 2011, we completed an equity private placement of Units; each $100,000 Unit consisted of 10,000 shares of our Series A Convertible Preferred Stock, which shares are convertible into an aggregate of 50,000 shares of our common stock at any time (the “Series A Preferred Stock”), and a five-year stock purchase warrant entitling each Unit holder thereof to purchase 3,500 shares of Common Stock for $.01 per share, subject to adjustment. We issued an aggregate of 2,930,500 shares of Series A Preferred Stock and warrants to purchase 1,025,675 shares of Common Stock, in consideration of aggregate cash proceeds to us of $22,000,000 and the conversion of Notes in the aggregate principal amount of $7,305,000. The remaining $695,000 of the Notes is convertible at $2.00 per share into 347,500 shares of Common Stock.

We have produced no revenues from our business operations and have achieved losses since inception. As of February 29, 2012, our cash position was $7,645,610.

As a regular part of our business, we review opportunities for, and engage in discussions and negotiations concerning, the acquisition of coal mining assets and interests in coal mining companies, and acquisitions of, or combinations with, coal mining companies. When we believe that these opportunities are consistent with our growth plans and our acquisition criteria, we will make bids or proposals and/or enter into letters of intent and other similar agreements. These bids or proposals, which may be binding or nonbinding, are customarily subject to a variety of conditions and usually permit us to terminate the discussions and any related agreement if, among other things, we are not satisfied with the results of our due diligence investigation.

World Coal Industry

World Coal Markets

Coal is the most abundant and widely-distributed fossil fuel in the world. Coal reserves are available in almost every country, with recoverable reserves in approximately 70 countries. At the end of 2010, global proven coal reserves were estimated to be approximately 861 billion metric tons, which will last 118 years, at current production levels. In contrast, proven oil and gas reserves are expected to last approximately 42 and 60 years, respectively, at current production levels.2

Coal fuels 42% of the world’s electricity and 70% of world steel production relies on coal. In 2010, 6.9 billion metric tons of coal were consumed worldwide, including 891 million tons of coking coal.3 Since 2000, global consumption of coal has grown faster than that of any other fuel. Moreover, coal consumption is expected to rise 53% over the next 20 years. According to the U.S. Energy Information Association, coal’s share of total world energy consumption is expected to remain constant through 2035. Accelerating worldwide energy demand, particularly in rapidly-industrializing countries, such as China, India and Russia, coupled with shifting import/export markets, economic recoveries in the U.S. and Europe and new clean coal technologies, are continuing to drive demand for coal. Moreover, capacity closures during the world financial crisis, stricter environmental legislation, weather problems and infrastructure bottlenecks in Australia have resulted in supply shortages and rising prices.

Growth in metallurgical coal demand is expected to exceed supply over the medium term, despite new supply sources, such as Mongolia. Increased import demand from Asian countries coupled with continued infrastructure bottlenecks and weather problems in Australia are also expected to keep prices high. According to several sources, international hard coking coal prices have remained above $200 per metric ton FOB since 2007 and are projected to be $250 to $280 per metric ton FOB over the next two to three years.4

Properties and Uses of Coal

Coal is a combustible, sedimentary, organic rock composed mainly of carbon, hydrogen and oxygen. Coal seams are formed from vegetation that has been consolidated between rock strata and altered by the effects of pressure and heat over millions of years. Coal quality varies depending on the pressure, heat and length of time in formation. The higher the carbon content in the coal, the more energy the coal contains. Anthracite is the highest value coal; it contains 86%-97% carbon and has heat value of over 15,000 Btu per pound. Bituminous coal is the most abundant coal in the world; it contains 45%-86% carbon and has heat values of 11,000–15,000 Btu per pound. Bituminous coal includes thermal coal used to generate electricity and metallurgical coal used by the steel and iron industries.5

Metallurgical coal, also known as coking coal, is processed into coke and used in the production of steel and iron ore. Coke is a fuel with few impurities and high carbon content. The high temperatures produced by the use of coke give steel its strength and flexibility so it can be used in the construction of bridges, and buildings, and the assembly of automobiles. While metallurgical coal is primarily used by steel companies, it is also used by a variety of other industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities.

Coal Imports and Exports

Geographic shifts in demand have resulted in large and growing import and export markets for coal. The following indicates the estimated top export and import markets for coal in 2010 as reported by the World Coal Association.

[2]	Source: BP Statistical Review of World Energy, June 2011; World Coal Association.
[3]	Source: BP Statistical Review of World Energy, June 2011; World Coal Association.
[4]	Sources: J.P. Morgan; AME Group; McCluskey; broker notes.
[5]	Source: World Coal Association.

Top Coal Exporters in 2010

MT in millions	Steam	Coking	Total
Australia	143	155	298
Indonesia	160	2	162
Russia	95	14	109
USA	23	51	74
South Africa	68	2	70
Colombia	67	1	68
Canada	4	27	31

 Top Coal Importers in 2010

MT in millions	Steam	Coking	Total
Japan	129	58	187
China	129	48	177
South Korea	91	28	119
India	60	30	90
Chinese Taipei	58	5	63
Germany	38	8	46
Turkey	20	7	27

Growth in coal imports are being driven primarily by Asian markets. Coal imports into Asian markets were 14.6 quadrillion BTU in 2009 and are expected to increase an additional 67% to 24.4 quadrillion BTU in 2035. Coking coal imports destined for Asia increased to 73 percent in 2009.6

Colombian Coal Industry

Colombia is a major world supplier of coal. It has the largest coal reserves in South America and the ninth largest coal reserves in the world. Colombia is also the world’s tenth largest coal producer, the world’s fourth largest coal exporter and the number 1 exporter of coal to the U.S. 7

Colombia Production and Exports

The Colombian coal sector is robust and rapidly-growing. In 2011, Colombia produced 85.8 million metric tons of coal, of which it exported 79.2 million metric tons. Total coal production was up 15.4% from the 74.4 million metric tons produced in 2010 and almost double production from ten years earlier. Production of metallurgical coal increased from 1.9 million metric tons in 2001 to 4.4 million metric tons in 2011, of which exports have grown from approximately 1.0 million metric tons to 1.5 million metric tons over the same period. In fact, from 2010 to 2011, Colombia moved from the world’s sixth largest exporter of coal to the world’s fourth largest.8

Safety, coupled with an abundant and growing resource base, increased foreign investment into Colombia and a rising focus on metallurgical coal are driving Colombia’s prominence in world coal markets. According to Mauricio Cardenas, Colombia’s Mine and Energy Minister, Colombia’s coal production is expected to increase to 97 million metric tons in 2012 and 144 million metric tons by 2020.

Coal mining is a high priority for Colombia. It is a substantial source of foreign investment and employment and accounts for almost half of the country’s mining activities. Coal is Colombia’s second largest export product after oil and is expected to surpass oil by 2015. Colombia has a long history in the hydrocarbon industry and, as such, offers many advantages to foreign companies setting up operations. Colombia has many local mining companies, a significant pool of trained labor and many highly-trained engineering and support services firms. Several multinational companies are mining in Colombia, such as Xstrata, Vale, BHP, Drummond, Anglo American and MPX.

Coal Regions

Coal in Colombia formed in intramontane basins during the development of the Andes Mountains in late Cretaceous and Tertiary times. The country’s reserves are concentrated in two regions: the Northern region (red) and the Andean foothills in the interior of the country (yellow).

[6]	Source: EIA, International Energy Statistics.
[7]	Sources: BP Statistical Review of World Energy, June 2011; World Coal Association; Simco, Colombia Ministry and Information System.
[8]	Source: Colombian Ministry of Mines and Energy.

The Northern region includes the Guajira peninsula along the Atlantic coast and the coal basins in Cesar and Córdoba. These areas contain Colombia’s large thermal coal deposits and primary coal mining operations. Approximately 95% of coal produced and exported in Colombia is mined in these provinces where suitable logistical systems as are available to export the coal. The region contains approximately 6.4 billion metric tons of proven reserves and 11.8 billion metric tons of potential reserves.9 Operations in this region consist of integrated, open-pit steam coal mines with rail transport and coastal export terminals operated by global mining companies. The largest coal producer in the country is the Carbones del Cerrejon consortium comprised of Anglo American, BHP Billiton and Glencore, which operates Cerrejon Zona Norte (“CZN”), the largest coal mine in Latin America and the largest open-cast coal mine in the world. CZN consists of an integrated mine, railroad and coastal export terminal and produces approximately 30 million metric tons of steam coal per year. Drummond is the second largest operator in the region and MPX recently acquired 66,225 hectares with 1.74 billion tons of resources to build a steam coal mine in the region.

By contrast, the Andean foothills, which include the districts of Boyacà, Cundinamarca, Santander, and Norte de Santander, contain substantial reserves of very-high-quality metallurgical coal. Mining operations in this region is dominated by small artisanal miners. Historically, violence, political turmoil and lack of transportation infrastructure rendered the interior region difficult to mine. However, governmental policies and programs supporting mining and infrastructure, coupled with substantially increased safety in the region, have made it possible to exploit this coal. The region contains approximately 700 million metric tons of proven reserves and 5.2 billion metric tons of potential reserves.10 The total annual production in this region amounts to about 6 million to 7 million tons, almost all of which is used in Colombia to produce metallurgical coke for export.

Coal Reserves

Colombia has the largest coal reserves in South American and the ninth largest coal reserves in the world (excluding sub-bituminous and lignite).11 At the current rate of production, Colombia has more than 120 years of coal production.12

2010 Reserves (MT in Billions)
#1	U.S.	108.5
#2	China	62.2
#3	India	56.1
#4	Russia	49.1
#5	Australia	37.1
#6	South Africa	30.2
#7	Kazakhstan	21.5
#8	Ukraine	15.4
#9	Colombia	6.4
#10	Poland	4.4

In Colombia, the state owns all hydrocarbon reserves and private companies operate coal mines under concession contracts with the state. In 2004, the Ministry of Mines and Energy placed Ingeominas, the national geological institute, in charge of mineral rights and concessions. Ingeominas established eight mining districts for the stewardship of mineral resources and the advancement of the mining sectors. The table below indicates the mining districts, as well as the proven and potential reserves by district, as reported by Ingeominas:

[9]	Source: Ingeominas.
[10]	Source: Ingeominas.
[11]	Source: BP Statistical Review of World Energy, June 2011.
[12]	Source: Colombian Coal Source of Energy for the World, Ministry of Mines and Energy.

				Measured	Potential
		Type of		Reserves	Reserves
District	Province	Coal	Avg. Btu	(MT)	(MT)
Barrancas	La Guajira	T	11,586	3,933	4,537
La Jagua de Ibirico	Cesar	T	11,655	2,035	6,556
Montelíbano	Córdoba-Norte de Antioquia	T	9,280	381	722
Northern Region (Atlantic Coast)				6,350	11,815
Zulia	Norte de Santander	T,M,A	12,653	120	795
Zulia	Santander	T,M,A	12,790	56	464
Paz del Río	Boyáca	T,M	12,781	170	1,720
Zipaquirá	Cundinamarca	T,M	11,862	236	1,482
Amagá	Antioquia-Antiguo Caldas	T	10,336	90	475
Jamundí	Valle del Cauca – Cauca	T	11,016	41	242
Central Region (Interior)				714	5,178
Total Country				7,064	16,993
T=thermal(steam); M=me tallurgical; A=anthracite

In 2010, the Colombian government enacted a new law to expedite the development of coal mining concessions, based on three-year exploration period, three-year construction period and total of 30-year license life with an option for one 20-year renewal. To be granted a concession, a company must prove economic capacity, pay a reserve fee, and present a work plan. Each mining concession has three phases: exploration, construction, and exploitation as described below in the section titled “Government Regulation of our Business.”

Coal Quality

Colombian coal is recognized for its high caloric value, low ash and low sulfur contents.

Typical Coal Qualities by Region13

Region	Moisture %	Ash %	Volatile Matter %	Fixed Carbon %	Total Sulfur %	BTU/Lb
Colombia	11.9	6.9	35.9	45.2	0.4	11,600
CAPP	10	8	> 30		0.6-1	12,000-12,500
Indonesia	< 32	< 16	< 45	38-43	< 1	8,998-14,000
Australia	8.4	17.2	30.8		0.7	11,700
Illinois Basin	10	8	> 30	44.9-78.2	1.5-3	10,500-11,500
South Africa	7.2-8.8	19.5-36	20.3-26.5		< 1	7,920-10,980

While our internal and third-party testing and analysis of coal qualities on our properties is still in process and not conclusive, preliminary results are indicative of coal quality consistent with the averages for Colombian metallurgical coal.

Coal Production and Delivery Costs

The overall cost of coal mining in Colombia is very competitive in world terms. However, Colombia currently suffers from infrastructure bottlenecks and high transportation costs. The Colombian government in collaboration with private industry has several infrastructure projects in the works to alleviate the bottlenecks and transportation costs.

[13]	Source: FBR Research, January 2011.

Coal can typically be mined and delivered ex-mine for $25-$30 per ton for surface mining and $35-$45 per ton for underground mining. However, FOB port costs are double or triple that amount depending on the region in which the coal is mined and the distance in which it must be transported to a port. Steam coal mined in northern Colombia is closer to the ports and typically costs $55-$60 per ton FOB, which includes about $15 per ton for transportation by truck and $15 per ton for port loading and storage. However, most of the metallurgical coal deposits are in the interior of the country and, in the absence of railroad access, can cost $60-$75 per ton to transport bringing the delivered cost to $110-$135 per ton. 14

Transportation in Colombia is regulated by the Ministry of Transport. Road travel is the main means of transport in the country. In 2009, 73.3% of cargo tons were transported by road, as compared with 24.6% by railroad, 2% by internal waterways and less than 1% percent by air.15 The vast majority of the coal exported from Colombia is transported through the Caribbean Basin Ocean ports. Approximately 1% - 2% is trucked to the port of Buenaventura on the Pacific Ocean or to Venezuelan port facilities on Lake Maracaibo. While Colombia’s coal transport and export infrastructure is not as extensive or capable as would be desired presently, it has kept pace with coal industry growth.

Colombian Infrastructure Development

The Colombia Government has launched an ambitious program for the improvement of the quality and capacity of its transportation infrastructure. The government’s infrastructure improvement plan, known as the “Infrastructure Program For Prosperity 2011-2021”, is primarily focused on improving the country’s business competitiveness, bolstering the expansion of its mining and oil sectors and increasing its agricultural production. The plan includes US$56.5 billion of infrastructure development expenditures, US$18.1 billion of which will be spent in the next four years.

Planned Infrastructure Spending
(USD in billions)

Numerous infrastructure development projects are underway, many in participation with the private sector under a concessions scheme. In addition to the private sector, the government expects significant investment from the World Bank and regional development banks.

We are in discussions and negotiations with various existing transportation and logistics providers for the transport of our coal within Colombia to sea ports where customers typically take possession of coal for export. In addition, we are in discussions with multiple parties developing new transportation, infrastructure and logistics projects within Colombia. Our goal is to enter into one or more strategic agreements for coal transport as soon as possible.

[14]	Source: FBR Research, January 2011 and company experience.
[15]	Source: Ministry of Transport

Government Regulation of Our Business

In Colombia, the sub-soils are owned by the state. The state may authorize private parties to explore and develop mineral deposits under concession contracts. Until 2001, mineral deposits could also be developed under Exploration and Exploitation Contracts executed with specialized agencies of the state. However, as of 2001, Colombia’s new Mining Code modified by Law 1382 of 2010, only permits concession contracts, which are awarded by a single governmental entity, the Colombian Institute of Mining and Geology, and are subject to a standard set of conditions.

A concession contract grants to a concessionaire the exclusive right to carry out geological studies, to execute the works and to build the installations necessary within the given area to establish the existence of minerals and to exploit them according to the principles, rules and criteria of the accepted techniques of geology and mining engineering. It also covers the right to install and build the equipment, services and works necessary to efficiently exercise the rights set forth in the Colombian Mining Code modified by Law 1382 of 2010. Concession contracts are generally granted for a term that the proponent requests, up to a maximum of 30 years. Such term starts from the date the contracts are inscribed at the National Mining Register. Colombian law provides that land owners must grant concessionaires access to the minerals. In practice mining companies tend to purchase sufficient land to support their surface operations.

The concession contract has three phases:

1.    Exploration Phase:

•	During this phase, through subsoil and other tests, the concessionaire needs to determine the existence, size, and location of the contracted mineral, the geometry of the deposit within the area of concession, its quantity and quality and whether it is economically exploitable, the technical feasibility of extracting the mineral as well as any environmental and the social impacts.

•	Starts once the contract is inscribed in the Colombian National Mining Register.

•	Valid for three years plus a two-year extension. However, the concessionaire may request additional two-year extensions for up to 11 years. To do so, the concessionaire must present technical reasons and economic perspectives, demonstrate the fulfillment of mining and environmental guidelines, describe the works to be executed, specify the duration of the works, describe the investments to be made and make the corresponding payment of the surface fees during exploration.

•	Requires the payment of annual surface fee based on the number of hectares in the concession contract. Such fees are paid annually until the concession contract enters the exploitation phase at which time royalties are paid on production.

•	Requires an annual Environmental Mining Insurance Policy for 5 % of the value of the planned exploration expenditure for the year.

•	At the end of the Exploration Phase, the concessionaire must present a mine plan (PTO) and an Environmental Impact Study (EIA).

2.	Construction Phase:

•	This phase consists of the preparation of the mining face and the installation of works, services, equipment, fixed machinery, necessary to start coal production, coal storage and transportation. This phase also includes constructing the infrastructure necessary to produce coal.

•	Valid for three years plus a one year extension.

•	Requires the payment of annual surface fees as in Exploration Phase based on the number of hectares in the concession.

•	Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned investment as defined in the PTO for the year.

•	During this phase, the EIA is reviewed and, upon its approval, an Environmental License is issued, which is required to enter into production.

3.	Exploitation Phase.

•	This phase includes all manner of mining operations required to produce coal from the concession area until the mineral reserve is exhausted. This phase also includes mine closing and surface reclamation.

•	Valid for 30 years minus the time taken in the Exploration Phase and Construction Phase and is renewable for 20 years.

•	Requires an annual Environmental Mining Insurance Policy for 10 % of the result of multiplying the volume of annual production estimated of mineral object of the concession, by the price at the mine head of the mentioned mineral determined annually by the Government.

•	Requires royalty payments based on regulations at time of granting of the contract; no annual surface fees are paid.

The Colombian Mining Law 685 of 2001 modified by Law 1382 of 2010 requires an Environmental Mining Insurance Policy for each concession contract. We have provided the required insurance policy for our three owned mining concessions. In addition, this provision states that an Environmental Impact Study has to be presented at the end of the Exploration Phase if the concession is to proceed to the Construction Phase, and this study must be approved and an Environmental License issued before the Exploitation Phase can begin.

Our mining properties are subject to Colombian and local laws and regulations regarding environmental matters, the extraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off. We believe our current concessions and those for which we are currently applying are in material compliance with all environmental rules and regulations. Nevertheless, no assurances can be given that such environmental issues will not have a material adverse effect on our operations in the future.

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

Prior to acquiring additional concessions, we intend to make a thorough assessment to mitigate possible unexpected environmental liabilities. Nevertheless, any mining operations we acquire in the future may currently or historically have used hazardous materials and, to the extent that such materials are not recycled, they could become hazardous waste. We may be subject to claims under federal, regional, or local statutes and/or common law doctrines and their Colombian law equivalents for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of current or former conditions at sites that we acquire, and at contaminated sites that have always been owned or operated by third parties. Liability may be without regard to fault and may be strict, joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

Coal Sales and Marketing

The Company is entertaining various alternatives regarding coal sales including selling into the local market which consists of coke and steel manufacturers as well as aggregating our product with that of others for export. Based on international market conditions, we are confident that a market should exist for substantially all of our production into the near future.

Competition

We compete with other exploration and development companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The coal exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of coal properties and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial accessibility than we do.

There is significant competition for properties suitable for coal exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.  We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies and certain equipment that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to secure them.

Principal Offices

The address of our principal executive office is One Embarcadero Center, Suite 500, San Francisco, CA 94111. Our telephone number is (415) 460-1165. Our Internet address is www.colombiaenergyresources.com. The address of our headquarters in Bogota, Colombia, is Calle 90 No. 19-41, Oficina 901, Bogota, Colombia.

Employees

We have 133 full-time employees of the Company and its consolidated subsidiaries. We are not represented by labor unions. We believe that our relationship with our employees is satisfactory, but there can be no assurances that we will continue to maintain good relations with our employees.

ITEM 1A. Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

Risks Related to Our Company and Its Business

Because of our historic losses from operations since inception, there is substantial doubt about our ability to continue as a going concern.

In their report dated March 30, 2012, our independent registered public accounting firm stated that our financial statements for the year ended December 31, 2011, were prepared assuming that we would continue as a going concern. We have incurred recurring loses since the date of inception that have resulted in an accumulated deficit attributable to common stockholders of approximately $25,700,000 as of December 31, 2011. Although we had approximately $10,800,000 of available cash at December 31, 2011, that amount is not adequate to meet our capital expenditure and operating requirements over the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. We are dependent upon obtaining funds from investors to meet our cash flow requirements. If we are unsuccessful in doing so, we would be required to substantially revise our business plan or our business could fail.

Our company has a limited operating history and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have been engaged in our current business operations since May 2010. As a result, we have a limited operating history upon which to evaluate our proposed business and prospects. Our proposed business operations will be subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. Such risks include but are not limited to the following:

•	the absence of a lengthy operating history;

•	insufficient capital to fully realize our operating plan;

•	our ability to purchase or lease necessary equipment when required and at reasonable prices;

•	our ability to obtain regulatory and environmental approvals of our proposed mines and facilities;

•	expected continual losses for the foreseeable future;

•	operating in multiple currencies;

•	social and political unrest;

•	disruptions to transportation routes;

•	our ability to anticipate and adapt to a developing market(s);

•	acceptance of our coal by consumers;

•	limited marketing experience;

•	a competitive environment characterized by well-established and well-capitalized competitors;

•	the ability to identify, attract and retain qualified personnel; and

•	reliance on key personnel.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks which could harm our business. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We intend to partake in joint ventures and/or strategic alliances to develop and operate our planned businesses. These partnerships or the failure to establish them could have a material adverse effect on our ability to develop and manage our business. In addition, such undertakings may not be successful.

Our strategy includes plans to participate in joint ventures and other strategic alliances to develop and operate our businesses and sell our products. We intend to develop mining operations in part through joint ventures and strategic alliances with other parties as well as with additional outside funding. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. Additionally, we may not be able to identify and secure suitable alliance partners. Even if we identify suitable partners, we may be unable to consummate alliances on terms commercially acceptable to us. If we fail to identify appropriate partners, we may not be able to implement our strategies effectively or efficiently.

In addition to joint venture and strategic alliances, we plan to raise additional debt and/or equity financing to build and operate our proposed mining operations. Such capital raises could result in significant dilution to the percentage ownership held by existing shareholders or the failure to secure such capital could impair our ability to execute our business plan.

We anticipate that the cost to build mining operations on our existing or future mining properties will be significant and we have limited current sources for this funding. We have received indications of interest in future financings but have no firm commitments for any funds. The net proceeds of future offerings are expected to be used to begin and continue initial mining operations, acquire additional properties and fund operations for the next twelve months. Additional offerings using our equity securities or debt instruments convertible into our common stock could require the issuance of a substantial number of additional shares of common or preferred stock. These potential offerings and the issuance of additional shares of common or preferred stock would have the effect of diluting the percentage ownership of existing shareholders. Moreover, there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable or favorable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Currency fluctuations may negatively affect costs we incur outside of the United States.

Currency fluctuations may affect our costs as the majority of our expenses are incurred in Colombian Pesos. The exchange rate in 2010 ranged from an average monthly low of 1,804 Colombian pesos per U.S. dollar to a high of 1,986 pesos per dollar and in 2011 the exchange rates ranged from an average monthly low of 1,748.41 Colombian pesos per U.S. dollar to a high of 1,972.96 pesos per dollar. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period. In addition, any significant decline in the exchange rate could have a material negative impact on our operating funds.

Future acquisitions are expected to be a part of our growth strategy, and could expose us to significant business risks.

One of our strategies is to grow our business through acquisitions of coal mining concessions and other assets. However, we cannot assure you that we will be able to identify and secure suitable acquisition opportunities. Our ability to consummate and integrate effectively any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and, to the extent necessary, our ability to obtain financing on satisfactory terms, if at all, for larger acquisitions. Moreover, if an acquisition target is identified, the third parties with whom we seek to cooperate may not select us as a potential partner or we may not be able to enter into arrangements on commercially reasonable terms or at all. The negotiation and completion of potential acquisitions, whether or not ultimately consummated, could also require significant diversion of management’s time and resources and cause potential disruption of our existing business. Furthermore, we cannot assure you that the expected synergies from future acquisitions will actually materialize. In addition, future acquisitions could result in the incurrence of additional indebtedness, costs, and contingent liabilities. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;

•	the diversion of financial or other resources from our existing businesses;

•	our inability to generate sufficient revenue to recover costs and expenses of the acquisitions; and

•	potential loss of, or harm to, relationships with employees or customers.

Any of the above could significantly disrupt our ability to manage our business and materially and adversely affect our business, financial condition and results of operations.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success is largely dependent on our ability to continue to hire and retain highly-qualified personnel in both management and operations. These individuals may be in high demand and we may not be able to attract the management staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, including fees associated with U.S. persons employed by us and residing in Colombia, or we may fail to retain such employees after they are hired. Our failure to hire and retain key personnel as needed will have a significant negative effect on our business.

We do not insure against all potential operating risks. We may incur losses and be subject to liability claims as a result of our operations.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Associated With Our Current and Proposed Coal Mining Operations

The government of the Republic of Colombia has placed a moratorium on the granting of new mining concessions which may hinder our ability to acquire additional mining properties.

The federal government of the Republic of Colombia has ceased granting new mining concessions while the government makes internal structural changes to create a more efficient administrative process to award mining concessions in compliance with applicable mining laws. The moratorium, which commenced on February 1, 2011, prohibits any new applications made for concessions after that date until the moratorium is lifted, which is anticipated to occur in May 2012. We are unable to determine the specific changes in existing mining law that may occur, but we anticipate that a national mining agency will be created and that more stringent safety rules may be enacted, which could increase the level of review and monitoring of coal mining activities by the government and could result in increased costs of conducting mining operations in the country.

There are no proven or probable reserves on our coal properties. Until we can measure and characterize the coal deposits on properties we own or acquire properties with commercially exploitable quantities, our ability to earn any revenues from operations over time is questionable and if we do not do so our business could fail.

Despite preliminary exploration work on our coal mining properties, we have not as of yet established any proven or probable reserves of coal. A mineral reserve is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination, which is normally obtainable only upon completion of a final feasibility study. Even if we do eventually establish proven or probable coal reserves on one or more of our concessions, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both coal exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines. The commercial viability of an established coal deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the coal deposit, the proximity of the coal deposit to infrastructure, such as roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified coal unprofitable. Our ability to raise significant funds for current and future operations may also be adversely affected until we are able to generate reports of measurable quantities of coal resources.

Coal mining operations are subject to applicable law and government regulation. Even if we discover coal in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that coal. If we cannot exploit any coal that we might discover on our properties, our business may fail.

Both coal exploration and extraction in the Republic of Colombia require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required by the Colombian Institute of Mining and Geology for the continued exploration of our coal mining properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We are currently in compliance with all material laws and regulations that currently apply to our proposed business activities, but if we are unable to continue to remain in compliance, our business could fail. Current laws and regulations are being amended and we might not be able to comply with them. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our coal mining properties.

Our mining production and delivery operations are subject to conditions and events that are beyond our control, which could result in higher operating costs and decreased production levels.

Our mining operations are planned to be conducted primarily in underground mines and possibly in surface mines. The level of our production is subject to operating conditions or events beyond our control that could disrupt operations, decrease production and affect the cost of mining at particular mines for varying lengths of time. Adverse operating conditions and events that coal producers have experienced in the past include:

•	unfavorable geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

•	poor mining conditions resulting from geological conditions or the effects of prior mining;

•	inability to acquire or maintain, or unexpected delays or difficulties in obtaining, necessary permits or mining or surface rights;

•	changes in governmental regulation of the mining industry or the electric utility industry;

•	market conditions could change and mean the sale of the type of coal being produced from our concessions is no longer saleable at an economic price;

•	coal seam quality decreases so we cannot meet market requirements;

•	adverse weather conditions and natural disasters;

•	accidental mine water flooding;

•	labor-related interruptions;

•	interruptions due to transportation delays;

•	mining and processing equipment unavailability and failures and unexpected maintenance problems;

•	accidents, including fire and explosions from methane and other sources;

•	surface subsidence from underground mining, which could result in collapsed roofs at our underground mines, among other difficulties;

•	unavailability of mining equipment and supplies and increases in the price of mining equipment and supplies;

•	unexpected maintenance problems or key equipment failures; and

•	increased or unexpected reclamation costs.

If any of these or similar conditions or events occur in the future at any of the mines we plan to develop or affect deliveries of our coal to customers, they may increase our costs of mining and delay or halt production at particular mines or sales to our customers, either permanently or for varying lengths of time, which could adversely affect our results of operations, cash flows and financial condition. Our current insurance coverage would cover some but not all of these risks.

Inaccuracies in our estimates of coal deposits could result in lower than expected revenues and higher than expected costs.

We will base our coal deposit information on engineering, economic and geological data assembled and analyzed by our in house and contract workers, which will include various engineers and geologists. The estimates of coal deposits as to both quantity and quality will be continually updated to reflect the production of coal from the deposits and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of coal deposits and costs to process these deposits, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining activities that may not be fully identified by available exploration data or that may differ from experience, in current operations;
•	the assumed effects of regulation, including the issuance of required permits, and taxes by governmental agencies and assumptions concerning coal prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs;

•	historical production from the area compared with production from other similar producing areas; and
•	assumptions concerning future coal prices, operating costs, capital expenditures, severance taxes and development and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of coal reserves and non-reserve coal deposits based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially and vary materially from estimates. As a result, these estimates may not accurately reflect actual coal reserves or non-reserve coal deposits. Any inaccuracy in our estimates related to our coal deposits could result in lower than expected revenues, higher than expected costs and decreased profitability.

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal resources.

Our results of future operations will be dependent upon the prices we receive for our coal and other products as well as our ability to improve productivity and control costs. Declines in prices could adversely affect our results of operations. The prices charged for coal depend upon factors beyond our control, including:

•	the supply of, and demand for, domestic and foreign coal and coke;

•	the price elasticity of supply;

•	the demand for electricity;

•	the proximity to and the capacity and cost of transportation facilities;

•	governmental regulations and taxes;

•	air emission standards for coal-fired power plants;

•	regulatory, administrative and judicial decisions, including legislation to allow retail price competition in the electric utility industry;

•	the price and availability of alternative fuels, including the effects of technological developments; and

•	the effect of worldwide energy conservation measures.

Decreased demand for coal could result in declines in coal prices and require us to increase productivity and lower costs in order to maintain our margins. If we are not able to maintain our margins, our operating results could be adversely affected. Therefore, price declines may adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and invest in operations.

A decrease in the availability or increase in costs of labor, key supplies, capital equipment or commodities could decrease our profitability.

We will require access to contract miners at commercially acceptable rates. We currently have no contracts or arrangements for necessary mining personnel. Our proposed mining operations will also require a reliable supply of steel-related products (including roof control for our underground mines), replacement parts, belting products and lubricants, none of which have been secured by definitive agreements or contracts. If the cost of any of these or other supplies increases significantly, or if a source for such mining equipment or supplies are unavailable to meet our replacement demands, our profitability could be adversely affected. In addition, industry-wide demand growth has recently exceeded supply growth for certain underground surface and other capital equipment. As a result, lead times for some items have increased significantly. Significant delays in obtaining required parts and equipment could cause our profitability to be reduced from our current expectations.

We may acquire operating mines that initially may not meet our criteria for safety and may subject us to liability for prior or existing operations until we can upgrade the safety issues.

We are evaluating a number of mining operations which we may target for acquisition in the future, not all of which may meet the safety standards which we have established for our own proposed mining operations. The upgrading of the operations to meet our safety criteria may require a significant period to correct or ameliorate prior less safe operations. During this period of transition we may be subject to the risk of injury to personnel or destruction of equipment or mine infrastructure as a result of prior operations. In addition, we cannot predict the nature of mine safety regulations which are currently under consideration by the government of the Republic of Colombia as result of recent injuries caused by mine cave-ins and explosions. If we are unable to reasonably meet any new standards for existing mining operations acquired by us, or if the cost of such remediation is excessive, we may decide to abandon the mining operation, in which event we would lose our entire investment in the project.

Risks Associated with Doing Business in South America

If we encounter local criminal or political violence in the region in which we operate, our production or other operations may be interrupted or halted and we may be unable to attract and retain foreign or local personnel to work at our mining locations.

Criminal violence, kidnappings, vandalism, and political unrest in many Central and South American countries have caused interruptions in operations and made it more difficult to engage foreign and local professionals to work in these areas. On February 17, 2012 the surface facilities at our Rukú Mining Complex were damaged as a result of vandalism and forced us to cease operations temporarily. There is no assurance that such an incident will not reoccur. Any criminal violence, kidnappings, vandalism, or political unrest in the region in which our mining concessions are located, could have a material negative impact on our ability to complete our planned business operations. These conditions may also affect our ability to secure and retain local professionals. We are currently in the process of developing a policy to protect our foreign and local employees and assets from these potential threats.

Adverse economic and political conditions in the Republic of Colombia affect our financial condition and results of operations.

Most of our operations and property will be located in the Republic of Colombia and accordingly our business is subject to a variety of economic, political, market and credit risks. The quality of our assets, financial condition and results of operations significantly depend on macroeconomic and political conditions prevailing in Colombia and the other jurisdictions in which we operate. The Republic of Colombia is subject to political, economic and other uncertainties, including renegotiation, or nullification of existing contracts, currency exchange restrictions, and international monetary fluctuations. Furthermore, changes in monetary, exchange, and trade policies could affect the overall business environment in Colombia, which would in turn impact our financial condition and results of operations.

Furthermore, decreases in the growth rate in the economies where we operate, particularly in the Republic of Colombia, periods of negative growth, or increases in inflation or interest rates could result in lower demand for our services and products, lower real pricing of our services and products, or in a shift toward lower margin services and products. Because a large percentage of our costs and expenses are fixed, we may not be able to reduce costs and expenses upon the occurrence of any of these events, and our profit margins and results of operations could suffer as a result.

Colombia’s economy remain vulnerable to external shocks that could be caused by significant economic difficulties experienced by its major regional trading partners or by more general “contagion” effects, which could have a material adverse effect on its economic growth and its ability to service their public debt.

Emerging-market investment generally poses a greater degree of risk than investment in more mature market economies because the economies in the developing world are more susceptible to destabilization resulting from domestic and international developments.

In the case of the Republic of Colombia, a significant decline in the economic growth of any of its major trading partners, such as the United States, Venezuela and Ecuador, could have a material adverse impact on Colombia’s balance of trade, and adversely affect Colombia’s economic growth. In addition, a “contagion” effect, in which an entire region or class of investment is disfavored by international investors, could negatively affect Colombia or other economies where we operate.

The current global economic downturn, which began in the U.S financial sector and then spread to different economic sectors and countries around the world, has had, and is expected to continue to have, adverse effects on the economies of the countries where we operate.

Government policies in the jurisdictions where we operate could significantly affect the local economy and, as a result, our business and financial condition.

Our business and financial condition could be adversely affected by changes in policy, or future judicial interpretations of such policies, involving exchange controls and other matters such as currency depreciation, inflation, interest rates, taxation, laws and regulations and other political or economic developments in or affecting the Republic of Colombia or the other jurisdictions where we operate.

In particular, the government of the Republic of Colombia has historically exercised substantial influence over its economy, and its policies are likely to continue to have an important effect on market conditions and prices and rates of return on securities of local issuers (including our securities). Future developments in government policies could impair our business or financial condition or the market value of our securities.

Any additional taxes resulting from changes to tax regulations or the interpretation thereof in the Republic of Colombia or other countries where we operate, could adversely affect our consolidated results.

Uncertainty relating to tax legislation poses a constant risk to us. Colombian national authorities have levied new taxes in recent years. Changes in legislation, regulation and jurisprudence can affect tax burdens by increasing tax rates and fees, creating new taxes, limiting stated expenses and deductions, and eliminating incentives and non-taxed income.

Additional tax regulations could be implemented that could require us to make additional tax payments, negatively affecting our financial condition, results of operation, and cash flow. In addition, either national or local taxing authorities may not interpret tax regulations in the same way that we do. Differing interpretations could result in future tax litigation and associated costs.

Risks Related to Our Common Stock

We have not paid, and do not intend to pay, dividends on our common stock and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends on our common stock since inception. We do not anticipate paying any cash dividends our common stock in the foreseeable future. As a result, investors in our common stock will not be able to benefit from owning our common shares unless the market price of our common stock becomes greater than the price paid for the stock by these investors.

The public trading market for our common stock is volatile and may result in higher spreads in stock prices.

Our common stock trades in the over-the-counter market and is quoted on the OTC QX. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan pertaining to our coal mining properties in the Republic of Colombia, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our certificate of incorporation, our board of directors is authorized to issue up to 5,000,000 shares of preferred stock, 2,900,500 of which are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes additional shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any additional shares of preferred stock.

There are a large number of restricted shares and shares issuable upon exercise of our outstanding options, warrants, or other convertible instruments that may be available for future sale, or which may be resold pursuant to Rule 144, the sale of which into our trading market may depress the market price of our common stock.

As of March 22, 2012, we had 23,807,776 shares of common stock issued and outstanding, of which 21,980,474 were designed by our transfer agent as restricted shares pursuant to Rule 144 promulgated by the SEC. In addition we had outstanding warrants to purchase up to 2,671,740 shares of common stock, outstanding options to purchase up to 3,866,934 shares of common stock, outstanding restricted stock units to issue 262,500 shares of common stock upon the occurrence of certain events, and 347,500 common shares upon the conversion of outstanding promissory notes. We also had 2,900,500 shares of preferred stock outstanding convertible into 14,502,500 shares of common stock. The sale of these shares into the open market may adversely affect the market price of our common stock.

Because our shares are designated as “penny stock”, broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus may be more illiquid than shares not designated as penny stock. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined generally as: non-Nasdaq equity securities with a price of less than $5.00 per share; not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares. Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market. These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

ITEM 1B. Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the disclosure required by this item.

ITEM 2. PROPERTIES

THE RUKÚ MINING COMPLEX

The Rukú Mining Complex (“Rukú”) is comprised of four adjacent coal leases located in the Boyacà district of Colombia, designated in the Colombian National Mining Register as follows: the coal mining concession contracts 010-91, FI6-142 and 748-T and the application for a coal mining concession contract HD5-081.

On August 22, 2011, we entered into an agreement through our Colombian subsidiary, Colombia Clean Power S.A.S. (“CCP”) with Hawerd Milton Cubides Botia (“Seller”) to acquire 70% of the Seller’s rights and obligations for the exploration and exploitation of coal deposits in the aforementioned coal leases. The agreement and its subsequent amendments provide CCP with the following (See p. 51 for further details):

•	70% of the rights and obligations of the coal concession contracts (010-91 and FI6-142) owned by Seller and 70% of the title rights of the solicitation HD5-081, upon its conversion to a concession contract. On January 30, 2012, Ingeominas approved the transfer to us of 70% of coal concession contract 010-91, which includes an operating mine, allowing us to complete the acquisition;

•	Sole operating rights in a 70%/30% joint venture with Seller;

•	Right to explore the entirety of Rukú;

•	70% of the rights Seller has in an agreement to assume all of the rights and obligations of the coal concession contract 748-T, which is owned by Dora Acero. Upon closure, Seller’s 70% ownership will be transferred to us. The contract between Seller and Ms. Acero is being finalized.

Rukú is located in the Andean municipality of Socotá, Boyaca Province.

Location of the Rukú Mining Complex

Rukú contains the following four adjacent coal leases, one of which is not controlled by us:

Leases of Rukú Mining Complex

The table below details the terms and characteristics of our mineral concessions at Rukú which covers 89.94 hectares (222 acres):

RUKÚ MINING COMPLEX – MINERAL CONCESSIONS
Mining TItle	Mining Titleholder	Duration of the Concession	Area (H) & Jurisdiction of the Concession	Current Stage of the Agreement	Environmental Mining Policy	Financial Consideration (rent or royalties)
*FI6-142 Coal Concession Agreement	MILTON HAWARD CUBIDES BOTIA (30%) COLOMBIA CLEAN POWER S.A.S. (70%)	30 years from March 11, 2008 to March 10, 2038.	48.0395 in Socotá, Boyacá Department.	First year construction & installation.	In force until March 4, 2012.	The title is up to date regarding surface rent.
010-91 Coal Concession Agreement	MILTON HAWARD CUBIDES BOTIA (30%) AND COLOMBIA CLEAN POWER S.A.S (70%).Resolution 0037 of Jan 30, 2012.	20 years from July 13, 1991 to Nov 13, 2012.	24. 5000 in Socotá, Boyacá Department.	Exploitation	Performance bond in force until June 15, 2013. Tort bond in force until July 8, 2012. Salaries, legal benefits and indemnities payments bond in force until July 8, 2014.	Declaring and paying royalties for the 3rd and 4th quarters of 2011 is pending.
** FI7-081 Coal Concession Agreement	DAIRO RUBEN HERRERA PÉREZ and ARIEL SALCEDO LEAL. Full assignment of rights in process in favor of COLOMBIA CLEAN POWER S.A.S.	30 years from Feb 4, 2009 to Feb 3, 2039	17.4031 in Socotá, Boyacá Department	Third year exploration	Expired pending renovation	The title is up to date regarding surface rent.
*	Registration of the assignment of rights with the Mining Registry is currently in process.
**	CCP entered into an assignment of rights agreement regarding title FI7-081, which is currently pending approval by the Mining Authority.

Rukú includes a small mine that has been operating on Concession 010-91 for approximately 18 years, supplying local markets with coking coal. We assumed control and began mining operations on October 19, 2011. After a period where the Company improved safety standards at the mine including heightened ventilation, widened tunnels, and modernized electrical system, limited commercial production began in December 2011. During the month, 915 tons of coal were produced. Pursuant to the amended acquisition agreement, the Seller is guaranteed a minimum 423 tpm for the first six months beginning October 18, 2011 as part of his ownership interest. This minimum accrues on a monthly basis to the extent actual monthly production is less than the minimum. Thus, at the end of 2011, the cumulative minimum was 1,037 tons. The Company received no tons for its account in 2011 but will once production ramps up in 2012.

THE BOAVITA MINING PROJECT

The Boavita Mining Project is located in central Colombia in the eastern part of the Andean mountains in the provincial department of Boyacá, near the village of Gutierrez in the municipality of Boavita.

Location of the Boavita Mining Complex

The Boavita Mining Project is composed of one concession contract for the exploration and exploitation of coal, designated FFB-081 with the National Mining Register, which covers 1,550 hectares (3,830 acres).

On October 7, 2011, the Company entered into a rights assignment option agreement regarding title FFB-081 and on December 27, 2011, it signed an association agreement to undertake mining operations (See pp. 51 and 52 for futher details).

BOAVITA MINING COMPLEX – MINERAL CONCESSIONS
Mining TItle	Mining Titleholder	Duration of the Concession	Area (H) & Jurisdiction of the Concession	Current Stage of the Agreement	Environmental Mining Policy	Financial Consideration (rent or royalties)
FFB-081 Coal Concession Agreement	AMERICANA DE MINERALES DE EXPORTACION LTDA. AMERALEX	30 years from May 24, 2007 to May 23, 2037	1,550 in Boavita and La Uvita, Boyacá Department.	Second year construction and installation	Expired pending renovation	The title is up to date regarding surface rent.

THE OTANCHE MINING PROJECT

The Otanche Mining Project (“Otanche”) is located in central Colombia in the eastern part of the Andean mountains in western part of the provincial department of Boyacá, in the municipality of Otanche near the Port of Boyacà on the Magdalena River.

Location of the Otanche Mining Project

On February 2011, the Company acquired the rights to three Otanche coal concessions (See p. 51 for further details). During the year, the Company spent $1,095,054 exploring the property to enhance our knowledge of coal quantity and quality present there. We drilled 27 holes totaling 8,347 meters in depth as part of our exploration program.

The table below details the terms and characteristics of our mineral concessions at Otanche which cover three adjacent coal leases containing 3,964 hectares (9795 acres):

OTANCHE MINING PROJECT – MINERAL CONCESSIONS
Mining TItle	Mining Titleholder	Duration of the Concession	Area (H) & Jurisdiction of the Concession	Current Stage of the Agreement	Environmental Mining Policy	Financial Consideration (rent or royalties)
*EAU-131 Coal Concession Agreement	COLOMBIA CLEAN POWER S.A.S. Resolution 0147 of June 9, 2011.	30 years, from Nov 18, 2003 to Nov 17, 2033.	510.7208 hectares in Otanche, Boyacá Department B.	Third year exploitation	In force until Sept 29, 2012.	The contractually agreed 6 years of rent have been paid. No royalties are owed because there is no exploitation.

*ECB-121 Coal Concession Agreement	COLOMBIA CLEAN POWER S.A.S. Resolution 000017 of January 6, 2012.	30 years from Nov 6, 2003 to Nov 5, 2033.	1460.5794,5 in Otanche, Boyacá Department	Third year exploitation	In force until March 9, 2012	The contractually agreed 6 years of rent have been paid. No royalties are owed because there is no exploitation.

*FCF-142 Coal Concession Agreement	COLOMBIA CLEAN POWER S.A.S. Resolution 0207 of July 21, 2011.	30 years from April 20, 2006 to April 19, 2036.	1992.5923,5 Area reduction requested, approved by Resolution 340 of Oct 11, 2010. The reduced area has 1312.7619 [h] in Otanche and Bolívar, in the Boyacá and Santander Departments, respectively.	Sixth year exploration	In force until Sept 1, 2012.	The 6 years of rent that have transpired have been paid.
*	Registration of the assignment of rights with the Mining Registry is currently in process.

THE NORTH BLOCK MINING PROJECT

The North Block Mining Project is located in central Colombia in the eastern part of the Andean mountains in the provincial department of Santander, in the municipality of San Vicente de Chucurí.

Location of the North Block

In 2011, the Company spent $316,542 exploring the North Block to enhance our knowledge of coal quantity and quality present on the property. We drilled 17 holes totaling 1407 meters in depth as part of our exploration program.

The table below details the terms and characteristics of our mineral concessions at the North Block Mining Project which covers three adjacent leases containing 7,074 hectares (17,480 acres):

NORTH BLOCK MINING PROJECT – MINERAL CONCESSIONS
Mining Title	Mining Titleholder	Duration of the Concession	Area (H) & Jurisdiction of the Concession	Current Stage of the Agreement	Environmental Mining Policy	Financial Consideration (rent or royalties)
FLG-092 Coal Concession Agreement	ENERGIA ANDINA SANTANDER RESOURCES S.A.S.* Resolution 0254 of Dec 15, 2010.	30 years from Nov 23, 2006 to Nov 22, 2036.	4400 en San Vicente de Chucuri, Santander Department.	Sixth year exploration	In force until Nov 23, 2012.	The title is up to date regarding surface rent.

GG7-111 Coal Concession Agreement	ENERGIA ANDINA SANTANDER RESOURCES S.A.S.* Resolution 0161 of Sept 3, 2010	30 years from Feb 12, 2008 to Feb 11, 2038.	2300 in Betulia and San Vicente de Chucuri, Santander Department.	Fourth year exploration	In force until Feb 15, 2012.	The title is up to date regarding surface rent.

GG7-11522X Coal Concession Agreement	ENERGIA ANDINA SANTANDER RESOURCES S.A.S.* Resolution 0162 of Sept 3, 2010.	30 years from Feb 8, 2008 to Feb 7, 2038	374.3500 in San Vicente de Chucuri, Santander Department.	Fourth year exploration	In force until Feb 15, 2012	The title is up to date regarding surface rent .

*          Indirect wholly-owned subsidiary of Colombia Energy Resources, Inc.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

PART II

ITEM 5. MARKET FOR Registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC QX under the symbol “CERX.” The table below sets forth for the periods indicated the range of the high and low bid information as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Colombia Energy Resources, Inc.

Fiscal Year 2010			Fiscal Year 2011
Quarter	High	Low	Quarter	High	Low
First	$0.13	$0.13	First	$2.35	$1.80
Second	$0.13	$0.13	Second	$2.85	$1.23
Third	$2.00	$0.13	Third	$1.49	$0.95
Fourth	$2.00	$1.20	Fourth	$1.65	$0.95

Holders

At March 22, 2012, we had approximately 155 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common and preferred stock.

Dividends

During the two most recent fiscal years ended December 31, 2011, we did not declare or pay any cash dividends on our common stock. We do not anticipate paying any cash dividends to common stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. After payment of the dividends on our outstanding Series A Preferred Stock as described below, any additional dividends (whether or not in the form of cash) shall be payable to the holders of shares of Common Stock and Series A Preferred Stock on a pari passu, pro rata basis (treating each holder of shares of Series A Preferred Stock as being the holder of the number of shares of Common Stock into which such holder’s shares of Series A Preferred Stock would be converted if such shares were converted as of the record date for the determination of holders of Common Stock entitled to receive such dividend).

We pay quarterly dividends to preferred stockholders pursuant to the Securities Purchase Agreement dated June 1, 2011, between the Company and various purchasers. Dividends are paid at the rate of 9% per annum; payment is 33.3% cash and 66.7% stock. The first such payment occurred June 15, 2011. Total dividends for 2011 were:

Preferred Stock Dividends

	Cash	Stock	Total
2011	$474,217	$730,644	$1,204,881

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2011, that were not previously reported in a quarterly report on Form 10-Q or a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

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

Description of Business

We currently engage in the business of acquiring and developing metallurgical coal mines in Colombia, South America. The Company owns and controls mining concessions in the provinces of Boyaca and Santander regions. The Boyaca and Santander regions were selected because of their large metallurgical coal resources and their location near the Magdalena River with river access for shipping.

Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents. As the nation’s second largest export item after oil, investment and development of sustainable coal mining is an important priority for the Colombian government. In Colombia, the state owns all hydrocarbon reserves. Private companies operate coal mines under concession contracts with the state. Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves.

Business Developments

During 2011, the Company had the following major developments:

•	purchased the rights on February 11, 2011 to three mining concessions totaling 9,795 acres near Otanche, Colombia;
•	issued Series A Preferred Stock and warrants on June 1, 2011 in consideration of aggregate cash proceeds of $22,000,000 and the conversion of notes in the aggregate principal amount of $7,205,000;
•	acquired the rights on August 22, 2011 to the Rukú Mining Complex comprised of two mining concessions as well as one concession in the permitting process and another in the purchase process. In December 2011, we began coal production (see Note 1 to the consolidated financial statements);
•	optioned 3,830 acres on a single mining concession near Boavita, Colombia and subsequently obtained operating rights on the property.

Exploration

Exploration of our properties for purposes of mine planning and resource evaluation is and will continue to be a high priority of ours. The initial exploration work in each area has been concentrated along coal seam outcrops and in mine workings at Boavita and Rukú. At Otanche, general exploration drilling has been underway in part of the area for one year. The Company drilled 44 holes of varying length in 2011 exploring our North Block and Otanche properties to help determine coal quantity and quality. We spent $1,411,596 in this effort.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed exploration and development expenditures in 2011 related to our properties. Certain expenditures, such as expenses for mining or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our revenues since inception total $3,560 and we have a cumulative net loss of $15,398,920 from inception through December 31, 2011. Our revenues for the year ended December 31, 2011 and 2010 were nil. Our net loss for the period was $12,959,993 compared to 2,213,320 for 2010. The increase in our net loss was due to increased expenses, primarily increased exploration costs, employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations during the second quarter of 2010 as well as interest expense related to our Convertible Note offering completed in December 2010.

Expenses for the year ended December 31, 2011 consisted of $10,016,201 in general and administrative expenses, $2,242,479 in net interest expense, $18,560 in change in fair value of derivative liability, and $682,753 in inducement expense. Expenses for the year ended December 31, 2010 consisted of $1,935,450 in general and administrative expenses, $533,870 in net interest expense and $256,000 in change in fair value of derivative liability-embedded conversion feature.

Loss per share for the year ended December 30, 2011 was ($0.52) compared to a loss per share of of ($0.12) for the year ended December 30, 2010, based on weighted averages of 25,041,856 and 18,887,765 shares outstanding during the respective periods.

Liquidity and Capital Resources

At December 31, 2011, we had $11,256,236 in cash and $9,862,142 in working capital. At December 31, 2011, we also had total liabilities of $7,113,507. We anticipate funding our operating expenses and capital expense requirements with additional financings of debt and/or equity securities.

As of December 31, 2011, our total assets were $23,930,108 consisting mainly of cash, prepaid expenses, mining concessions, equipment, and land. The increase in assets since December 31, 2010 is principally due to the funding provided by the Series A Preferred Stock Issuance.

Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth. Our operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in order to continue our business operations. We anticipate commencing a non-public equity offering to secure funding of approximately $20,000,000 during second quarter 2012, with the specific terms of the offering still to be determined. The securities to be sold in this offering will not be registered under the Securities Act and may not be offered or sold in the United States by investors absent registration or an applicable exemption from registration requirements.

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

Off Balance-Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see Note 1 to the consolidated financial statements.

New Accounting Standards

Refer to Note 1 in the notes to consolidated financial statements for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated herein by reference to Item 4.01 of Form 8-K dated May 28, 2010, and filed with the Commission on June 10, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2011, no information was required to be disclosed in a report on Form 8-K that has not been previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the captions “Directors, Executive Officers and Corporate Governance,” “Audit and Compensation Committees” “Nominating Procedures ” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included under the captions “Executive Compensation Summary,” “Equity Awards,” “Compensation Committee,” “Compensation Committee Report on Executive Compensation” and “Director Compensation” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 with respect to security ownership of certain beneficial owners and management is included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the captions “Director Independence” and “Related Person Transactions” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included under the caption “Fees Paid” and “Audit Committee” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements

The following financial statements are files as a part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and from inception on November 6, 1996 through December 31, 2011

Consolidated Statement of Stockholders’ Equity from inception on November 6, 1996, through December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from inception on November 6, 2006, through December 31, 2011

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here- with
2.1	Agreement and Plan of Merger dated October 7, 201					X
3.1	Delaware Certificate of Incorporation	8-K	000-32735	3.1	11/4/11
3.2	Delaware Certificate of Merger	8-K	000-32735	3.3	11/4/11
3.3	Current Bylaws	8-K	000-32735	3.2	11/4/11
3.4	Certificate of Designations for Series A Convertible Preferred Stock	8-K	000-32735	4.1	11/4/11
4.1	Specimen Stock Certificate for Registrant’s Common Stock					X
10.1	2010 Equity Incentive Plan, as amended*	8-K	000-32735	99.1	2/3/12
10.2	Restricted Stock Unit Agreement Form*	8-K	000-32735	99.2	2/3/12
10.3	Nonqualified Stock Option Grant Agreement Form*					X
10.4	Amended and Restated Employment Agreement dated as of January 1, 2011, with Edward P. Mooney	8-K	000-32735	99.1	2/2/11
10.5	Indemnification Agreement dated December 31, 2010, with Edward P. Mooney	8-K	000-32735	99.2	2/2/11
10.6	Consulting Agreement dated September 1, 2011, with Edward P. Mooney*	10-Q/A	000-327350	10.2	2/10/12
10.7	Amended and Restated Employment Agreement dated January 1, 2011, with Daniel F. Carlson	8-K	000-32735	99.3	2/2/11
10.8	Indemnification Agreement dated December 31, 2010, with Daniel F. Carlson	8-K	000-32735	99.4	2/2/11

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here- with
10.9	Consulting Agreement, dated as of June 1, 2011, with Daniel Carlson*	8-K	000-32735	10.3	6/7/11
10.10	Consultancy Agreement dated January 1, 2011, with Badger Resources Limited	8-K	000-32735	99.5	2/2/11
10.11	Letter Agreement dated February 24, 2011, with Barry Markowitz*	8-K	000-32735	99.1	3/8/11
10.12	Employment Agreement dated August 28, 201, with Ronald G. Stovash	10-Q/A	000-327350	10.1	2/10/12
10.13	Employment Agreement dated May 1, 2011, with James A. Flores*	8-K	000-327350	99.1	4/28/11
10.14	Compensation Agreement dated August 24, 2011, with Peter B. Lilly*	10-Q/A	000-327350	10.3	2/10/12
10.15	Management and Services Agreement dated July 1, 2010, with LIFE Power & Fuels LLC*	8-K	000-32735	10.3	8/9/10
10.16	Assignment Agreement dated as of July 19, 2010, for Mining Concession Contract GG7-111 (English translation).	8-K	000-32735	10.1	9/16/10
10.17	Assignment Agreement dated as of July 19, 2010, for Mining Concession Contract GG7-11522X (English translation)	8-K	000-32735	10.2	9/16/10
10.18	Contract of Total Assignment of Mining Exploration And Exploitation Rights dated as of October 20, 2010, for Mining Concession Contact FLG – 092 (English translation)	8-K	000-32735	10.1	11/1/10
10.19	Contract for Agreement on Activities and Promise to Assign a Mining Title dated February 11, 2011, for Mining Concession Contract FCF – 142 (English translation)	8-K	000-32735	99.1	3/25/11
10.20	Contract for Agreement on Activities and Promise to Assign a Mining Title dated February 11, 2011, for Mining Concession Contracts ECB-121 and EAU-131 (English translation)	8-K	000-32735	99.2	3/25/11
10.21	Partial Assignment and Business Collaboration Contract of Mining Rights for the Development of a Mining Project for Mining Concession Contracts dated August 22, 2011, for Mining Concession Contracts F16-142 and 748T (English translation)	10-Q/A	000-32735	2.1	2/10/12

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here- with
10.22	Total Assignment Contract of the Mining Rights Derived from the Mining Concession Contract FI7-081 dated February 2, 2012, (English translation) (confidential information has been redacted)	8-K	000-32735	2.1	2/10/12
10.23	Option Contract for the Acqusition of Rights of a Mining Title dated October 7, 2011 for Mining Concession Contract FFB-081 (English translation) (confidential information has been redacted)					X
10.24	Mining Association Contract dated March 15, 2012 with Ameralex for Mining Concession FFB-081 (English translation) (confidential information has been redacted)					X
10.25	Subscription Agreement, dated May 6, 2010, by and between Freedom Resources Enterprises, Inc. and LIFE Power and Fuels LLC.	8-K	000-32735	10.1	5/12/10
10.26	Form of 10% Secured Convertible Note, with schedule					X
10.27	Form of Warrant issued with 10% Secured Convertible Note, with schedule					X
10.28	Form of Subscription Agreement for 10% Secured Convertible Note offering, with schedule					X
10.29	Letter Agreement effective December 10, 2010, amending Subscription Agreement with Steelhead Partners, LLC	8-K	000-32735	10.2	12/17/10
10.30	Pledge and Collateral Agency Agreement, dated August 26, 2010, among Colombia Clean Power & Fuels, Inc., Colombia CPF LLC and Law Debenture Trust Company, as collateral agent	8-K	000-32735	10.2	10/6/10
10.31	Amendment to Pledge and Collateral Agency Agreement	8-K	000-32735	10.1	12/17/10
10.32	Deed of Pledge, dated as of August 26, 2010, among Colombia Clean Power & Fuels, Inc., CPF LLC, Energia Andina Santander Resources Cooperatieve U.A and Law Debenture Trust Company	8-K	000-32735	10.3	10/6/10

		Incorporated by Reference				Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Here- with
10.33	Form of Warrant issued with Series A Preferred Stock, with schedule					X
10.34	Security Purchase Agreement, dated as of June 1, 2011, for Series A Preferred Stock Offering with the investors signatory thereto	8-K	000-32735	10.1	6/7/11
10.35	Registration Rights Agreement, dated as of June 1, 2011, for the Series A Preferred Stock Offering with the investors signatory thereto.	8-K	000-32735	10.2	6/7/11
14.1	Code of Ethics	10-KSB	000-32735	99.2	3/31/03
16.1	Letter from Pritchett, Siler & Hardy, PC to the Securities and Exchange Commission dated June 9, 2010	8-K	000-32735	16.1	6/10/10
21.1	List of Subsidiaries					X
23.1	Consent of Burr Pilger Mayer, Inc., independent registered public accounting firm					X
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.
(1) In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

Date: March 30, 2012	By:	/s/ Ronald G. Stovash
Ronald G. Stovash, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald G. Stovash	Director& Chief Executive Officer	March 30, 2012
Ronald G. Stovash	(Principal Executive Officer)

/s/ James A. Flores	Chief Financial Officer (Principal	March 30, 2012
James A. Flores	Financial and Accounting Officer)

/s/ Daniel F. Carlson	Director	March 30, 2012
Daniel F. Carlson

/s/ James J. Wolff	Director	March 30, 2012
James J. Wolff

/s/ Barry G. Markowitz	Chairman	March 30, 2012
Barry G. Markowitz

/s/ William C. Gibbs	Director	March 30, 2012
William C. Gibbs

/s/ Edward P. Mooney	Director	March 30, 2012
Edward P. Mooney

/s/ Peter B. Lilly	Director	March 30, 2012
Peter B. Lilly

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

BURR PILGER MAYER, INC.

To the Board of Directors and

Stockholders of Colombia Energy Resources, Inc. (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Colombia Energy Resources, Inc. and its subsidiaries (an exploration stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and for the period from November 6, 1996 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting for the year ended December 31, 2011. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colombia Energy Resources, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and from November 6, 1996 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses that have resulted in an accumulated deficit of $25.7 million as of December 31, 2011. Also, the Company has limited cash and working capital to fund its future operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 30, 2012

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$11,256,236	$5,027,656
Prepaid expenses and other current assets	1,264,647	747,588
Total current assets	12,520,883	5,775,244
Property and equipment, net:
Land	1,091,257	-
Mineral rights and mining concessions	8,094,361	2,026,617
Equipment	1,231,114	2,075
Construction in progress	820,800	30,000
Total	11,237,532	2,058,692
Less- accumulated depreciation	(61,991)	-
Property and equipment, net	11,175,541	2,058,692
Goodwill	230,264	-
Other assets	3,420	341,651
TOTAL ASSETS	$23,930,108	$8,175,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,697,875	$1,181,295
Convertible notes payable (net of discount)	604,351	-
Interest payable	92,515	-
Derivative liability - embedded conversion feature	264,000	-
Total current liabilities	2,658,741	1,181,295
Long-term liabilities:
Convertible notes - related party	-	19,122
Convertible notes payable (net of discount)	-	2,885,022
Interest payable	-	110,846
Long-term portion of mining concession payable	1,776,186	-
Derivative liability - embedded conversion feature	-	2,816,000
Contingent earn out liability	2,678,580	-
Other noncurrent liabilities	-	400,000
Total long-term liabilities	4,454,766	6,230,990
Total liabilities	7,113,507	7,412,285
Commitment and contingencies (note 9)

Colombia Energy Resources, Inc. Stockholders' equity:
Series A convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 2,900,500 shares issued and outstanding; aggregate liquidation preference of $43,507,500	2,901	-

Common stock, $.001 par value, 100,000,000 shares authorized, 23,537,006 shares and 20,549,637 shares issued and outstanding in 2011 and 2010, respectively	23,537	20,550
Additional paid-in capital	41,372,351	3,263,345
Accumulated deficit	(25,738,555)	(2,438,927)
Accumulated other comprehensive loss	(205,881)	(81,666)
Total Colombia Energy Resources, Inc stockholders' equity	15,454,353	763,302
Non-controlling interest	1,362,248	-
Total equity	16,816,601	763,302
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,930,108	$8,175,587

See accompanying notes to consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From inception on
	For the years ended		November 6, 1996
	December 31,		through December 31,
	2011	2010	2011

Revenue	$-	$-	$3,560

Expenses:
General and administrative	10,016,201	1,935,450	12,154,769

Loss before other income (expenses)	(10,016,201)	(1,935,450)	(12,151,209)

Other income (expenses):
Unrealized gain (loss) on change in fair value of derivative liability-embedded conversion feature	(18,560)	256,000	237,440
Inducement expense	(682,753)		(703,428)
Interest expense, net	(2,242,479)	(533,870)	(2,781,723)
Total other expenses, net	(2,943,792)	(277,870)	(3,247,711)

Loss before income tax and non-controlling interest	(12,959,993)	(2,213,320)	(15,398,920)

Provision for income tax	-	-	-
Non-controlling interest	-	-	-

Net loss	(12,959,993)	(2,213,320)	(15,398,920)

Preferred stock deemed dividend	(9,134,754)	-	(9,134,754)
Preferred stock dividend paid in cash and stock	(1,204,881)	-	(1,204,881)

Net loss attributable to common shareholders	(23,299,628)	(2,213,320)	(25,738,555)
Other comprehensive loss:
Foreign currency translation adjustment	(124,215)	(81,666)	(205,881)

Total comprehensive loss	$(23,423,843)	$(2,294,986)	$(25,944,436)

Basic and diluted loss per common share
Net Loss	$(0.52)	$(0.12)
Net Loss attributable to common shareholders	$(0.93)	$(0.12)

Weighted average common shares	25,041,856	18,887,765

See accompanying notes to consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

							Accumulated	Total
					Additional		Other	Colombia Energy Resouces, Inc
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance at November 6, 1996	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	-	-	200,000	200	2,300	-	-	2,500	-	2,500
Net loss for the period ended December 31, 1996	-	-	-	-	-	(50)	-	(50)	-	(50)
Balance at December 31, 1996	-	-	200,000	200	2,300	(50)	-	2,450	-	2,450
Issuance of common stock	-	-	19,000	19	9,481	-	-	9,500	-	9,500
Net loss for the period ended December 31, 1997	-	-	-	-	-	(1,661)	-	(1,661)	-	(1,661)
Balance at December 31, 1997	-	-	219,000	219	11,781	(1,711)	-	10,289	-	10,289
Issuance of common stock	-	-	81,000	81	35,419	-	-	35,500	-	35,500
Net loss for the period ended December 31, 1998	-	-	-	-	-	(4,942)	-	(4,942)	-	(4,942)
Balance at December 31, 1998	-	-	300,000	300	47,200	(6,653)	-	40,847	-	40,847
Net loss for the period ended December 31, 1999	-	-	-	-	-	(2,243)	-	(2,243)		(2,243)
Balance at December 31, 1999	-	-	300,000	300	47,200	(8,896)	-	38,604	-	38,604
Net loss for the period ended December 31, 2000	-	-	-	-	-	(40,957)	-	(40,957)	-	(40,957)
Balance at December 31, 2000	-	-	300,000	300	47,200	(49,853)	-	(2,353)	-	(2,353)
Net loss for the period ended December 31, 2001	-	-	-	-	-	(15,669)	-	(15,669)	-	(15,669)
Balance at December 31, 2001	-	-	300,000	300	47,200	(65,522)	-	(18,022)	-	(18,022)
Net loss for the period ended December 31, 2002	-	-	-	-	-	(13,921)	-	(13,921)	-	(13,921)
Balance at December 31, 2002	-	-	300,000	300	47,200	(79,443)	-	(31,943)	-	(31,943)
Net loss for the period ended December 31, 2003	-	-	-	-	-	(20,946)	-	(20,946)	-	(20,946)
Balance at December 31, 2003	-	-	300,000	300	47,200	(100,389)	-	(52,889)	-	(52,889)
Conversion of note payable	-	-	80,000	80	5,088	-	-	5,168	-	5,168
Net loss for the period ended December 31, 2004	-	-	-	-	-	(2,129)	-	(2,129)	-	(2,129)
Balance at December 31, 2004	-	-	380,000	380	52,288	(102,518)	-	(49,850)	-	(49,850)
Issuance of common stock	-	-	580,000	580	6,670	-	-	7,250	-	7,250
Net loss for the period ended December 31, 2005	-	-	-	-	-	(19,843)	-	(19,843)	-	(19,843)
Balance at December 31, 2005	-	-	960,000	960	58,958	(122,361)	-	(62,443)	-	(62,443)
Issuance of common stock	-	-	80,000	80	5,468	-	-	5,548	-	5,548
Imputed interest on shareholder advances	-	-	-	-	3,409	-	-	3,409	-	3,409
Net loss for the period ended December 31, 2006	-	-	-	-	-	(18,353)	-	(18,353)	-	(18,353)
Balance at December 31, 2006	-	-	1,040,000	1,040	67,835	(140,714)	-	(71,839)	-	(71,839)
Issuance of common stock	-	-	80,000	80	5,722	-	-	5,802	-	5,802
Imputed interest on shareholder advances	-	-	-	-	5,235	-	-	5,235	-	5,235
Net loss for the period ended December 31, 2007	-	-	-	-	-	(20,363)	-	(20,363)	-	(20,363)
Balance at December 31, 2007	-	-	1,120,000	1,120	78,792	(161,077)	-	(81,165)	-	(81,165)
Issuance of common stock	-	-	-	-	6,876	-	-	6,876	-	6,876
Net loss for the period ended December 31, 2008	-	-	-	-	-	(40,425)	-	(40,425)	-	(40,425)
Balance at December 31, 2008	-	-	1,120,000	1,120	85,668	(201,502)	-	(114,714)	-	(114,714)
Issuance of common stock	-	-	-	-	8,888	-	-	8,888	-	8,888
Net loss for the period ended December 31, 2009	-	-	-	-	-	(24,105)	-	(24,105)	-	(24,105)
Balance at December 31, 2009	-	-	1,120,000	1,120	94,556	(225,607)	-	(129,931)	-	(129,931)
Issuance of common stock	-	-	19,080,000	19,080	80,920	-	-	100,000	-	100,000
Exercise of warrants	-	-	269,636	270	1,830	-	-	2,100	-	2,100
Stock-based compensation	-	-	-	-	304,977	-	-	304,977	-	304,977
Forgiveness of debt to a shareholder	-	-	-	-	41,196	-	-	41,196	-	41,196
Conversion of notes payable	-	-	80,001	80	6,359	-	-	6,439	-	6,439
Issuance of stock warrants in connection with debt issued	-	-	-	-	2,733,507	-	-	2,733,507	-	2,733,507
Foreign currency translation adjustment	-	-	-	-	-	-	(81,666)	(81,666)	-	(81,666)
Net loss for the period ended December 31, 2010	-	-	-	-	-	(2,213,320)	-	(2,213,320)	-	(2,213,320)
Balance at December 31, 2010	-	-	20,549,637	$20,550	$3,263,345	$(2,438,927)	$(81,666)	$763,302	$-	$763,302

See accompanying notes to consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

							Accumulated	Total
					Additional		Other	Colombia Energy Resouces, Inc
	Preferred Stock		Common Stock		Paid In	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance at December 31, 2010	-	-	20,549,637	$20,550	$3,263,345	$(2,438,927)	$(81,666)	$763,302	$-	$763,302

Issuance of Series A preferred stock (net of issuance costs of $1,139,855)	2,200,000	2,200	-	-	20,857,945	-	-	20,860,145	-	20,860,145

Conversion of notes payable and embedded conversion feature (net of related discounts of $2,233,692)	730,500	731	-	-	5,781,681	-	-	5,782,412	-	5,782,412

Inducement expense for conversion of notes payable	-	-	-	-	682,753	-	-	682,753	-	682,753

Conversion of Series A preferred stock	(30,000)	(30)	150,000	150	(120)	-	-	-	-	-

Exercise of warrants	-	-	678,000	678	10,502	-	-	11,180	-	11,180
Cashless exercise of warrants	-	-	1,673,506	1,673	(1,673)	-	-	-	-	-

Cash dividends paid	-	-	-	-	-	(474,217)	-	(474,217)	-	(474,217)
Stock dividends issued -	-	-	475,863	476	730,188	(730,664)	-	-	-	-
Preferred deemed dividend issuance	-	-	-	-	9,134,754	(9,134,754)	-	-	-	-

Stock-based compensation	-	-	-	-	892,899	-	-	892,899	-	892,899
Issuance stock for services	-	-	10,000	10	20,077	-	-	20,087	-	20,087

Acquisition of Ruku Business	-	-	-	-	-	-	-	-	1,362,248	1,362,248

Foreign currency translation adjustment	-	-	-	-	-	-	(124,215)	(124,215)	-	(124,215)

Net loss for the period ended December 31, 2011	-	-	-	-	-	(12,959,993)	-	(12,959,993)	-	(12,959,993)
Balance at December 31, 2011	2,900,500	$2,901	23,537,006	$23,537	$41,372,351	$(25,738,555)	$(205,881)	$15,454,353	$1,362,248	$16,816,601

See accompanying notes to consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception on
	For the years ended		November 6, 1996
	December 31,		through December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(12,959,993)	$(2,213,320)	$(15,398,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	912,986	304,977	1,217,963
Amortization of discount on notes payable	1,602,080	364,933	1,967,013
Amortization of debt issuance cost	319,660	58,620	378,280
Inducement expenses for conversion of convertible notes payable	682,753	-	682,753
Unrealized loss(gain) on change in fair value of derivative liability-embedded conversion feature	18,560	(256,000)	(237,440)
Depreciation	65,043	-	60,946
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,078,173)	(579,503)	(1,657,676)
Accounts payable and accrued expenses	519,845	1,174,715	1,732,603
Other assets	(74,205)	(223,638)	(297,843)
Accrued interest payable	(18,330)	110,845	92,515
Net cash used in operating activities	(10,009,774)	(1,258,371)	(11,459,806)

Cash flows from investing activities:
Acquistion of mineral rights, mining concessions and property and equipment	(3,968,276)	(1,658,692)	(5,626,968)
Net cash used in investing activities	(3,968,276)	(1,658,692)	(5,626,968)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	22,000,000	8,000,000	30,020,000
Preferred stock issuance cost	(1,139,855)	-	(1,139,855)
Proceeds from issuance of common stock	-	100,000	154,750
Proceeds from exercise of stock warrants	11,180	2,100	13,280
Cash dividends paid	(474,217)	-	(474,217)
Advance to (payment from) officer and shareholder	-	(75,804)	41,196
Net cash provided by financing activities	20,397,108	8,026,296	28,615,154

Net increase in cash before effect of currency exchange rates	6,419,058	5,027,567	11,528,380
Effect of currency exchange rates on cash	(190,478)	(81,666)	(272,144)

Cash at beginning of period	5,027,656	89	-
Cash at end of period	$11,256,236	$5,027,656	$11,256,236

Supplemental disclosure of cashflow information:
Interest paid	$433,486	$-	$433,486

Supplemental disclosure of noncash financial information:
Deemed dividend on Series A preferred stock	$9,134,754	$-	$9,134,754
Conversion of the carrying value of notes payable and embedded derivative (net of discount) into Series A preferred stock	$5,782,412	$-	$5,782,412
Stock dividends issued in commons stock	$730,664	$-	$730,664
Reversal of unamortized debt issuance cost pertaining to notes payable converted to Series A preferred stock	$667,808	$-	$667,808
Contingent earn out liability and non-controling interest issued in Ruku acquisition	$4,040,828	$-	$4,040,828
Inducement expense	$682,753		$682,753
Initial fair value of of derivative liability-embedded conversion feature	$-	$(3,072,000)	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$(2,733,508)	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$(6,439)	$(6,439)
Extinguishment of payable to a related party	$-	$41,196	$41,196

See accompanying notes to consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Colombia Energy Resources, Inc. (the “Company”) is engaged in the business of acquiring and developing coal mining assets, and mining and selling metallurgical coal in the Republic of Colombia, South America. The Company owns and controls mining concessions in the provinces of Boyaca and Santander regions.

Although the Company commenced limited production in December 2011, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at its Rukú Mining Complex in Socota, Colombia or at any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred and unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and exploration activities have been and will continue to be expensed as incurred. Certain expenditures, such as for mining equipment or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain as an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet the SEC guidelines.

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

The Company’s current operations are focused on production, exploration and development activities. The Company has retained leading engineering and geological services firms in the U.S. and Colombia to conduct exploration work in selected concessions owned by the Company. The Company’s team of executives, advisors and partners is comprised of experienced entrepreneurs and business professionals in U.S. and Colombia that have a broad breadth of experience in coal mining and substantial industry relationships.

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

Company History and Basis of Reporting

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post-split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team. Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. See Note 5. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of December 31, 2011, LIFE owned approximately 26.7% (adjusted for dilution of shares) of the outstanding shares of the Company.

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

Effective July 28, 2010, the Company changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

In 2011 we completed a non-public offering of units in which each unit consisted of 10,000 shares of Series A Preferred Stock convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $.001 per share. Certain holders of 10% convertible promissory notes in the aggregate amount of $7,305,000 converted their notes into 730,500 shares of Series A Preferred Stock and were also granted warrants to purchase 255,675 shares of our common stock.   In addition, the Company issued an aggregate of 2,200,000 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock in consideration of aggregate cash proceeds of $22,000,000. Aggregate cash fees of $1,139,855 were paid to the placement agents.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share. The securities sold in this offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On November 7, 2011, the quotation of the Company’s common stock on the OTC QX was approved.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate continuation of the Company as a going concern. The Company has incurred recurring loses since the date of inception that resulted in an accumulated deficit attributable to common stockholders of approximately $25,738,555 as of December 31, 2011. Although the Company had $11,256,236 of available cash at December 31, 2011, that amount is not adequate to meet its capital expenditures and operating requirements over the next 12 months. In addition, the Company is dependent upon obtaining funds from investors. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in 2012 in order to meet its capital expenditures and operating requirements. However, there is no assurance that the Company will be successful in raising the additional funds it needs. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2011 and 2010, there were no cash equivalents.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, including the fair value of stock warrants issued to brokers, as a result of the Company’s Note financing (see Note 4). Placement agent fees and other direct costs incurred in this transaction are being amortized over the life of the Notes.

Property and Equipment

Property and equipment, which include ten mining concessions in the states of Santander and Boyaca, Colombia and construction in progress, are stated at cost. At December 31, 2011 and 2010, construction in progress was $820,800 and $30,000 on energy park and coke plant feasibility studies. Mining concessions will be amortized using the units-of-production method based upon recoverable proven and probable reserves of the mine and when the Company commences operation. Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years. Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

Depreciation expense for the year ended December 31, 2011 and 2010 was $65,043 and nil, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not recognize any impairment charges during the periods presented.

Mineral Exploration and Development Costs

The Company accounts for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 932, Extractive Activities. All exploration expenditures are expensed as incurred. Expenditures to acquire new mines (e.g. purchase of mining concessions), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

The Company issued convertible notes payable that are considered hybrid financial instruments that blend the characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The convertible notes payable also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. The Company determined that the convertible notes payable contain an embedded derivative feature that is bifurcated and accounted for as a derivative instrument in accordance with ASC No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The embedded conversion feature is carried at fair value and marked-to-market at the end of each reporting period. The Company uses the binomial lattice model to estimate the fair value of the embedded conversion feature. See Note 4.

Foreign Currency Translation

The Company and its wholly-owned Dutch and Spanish subsidiaries, Energia Andina Santander Resources Coop UA and Energia Andina Resources España, S.L., maintain accounting records using U.S. dollars. Colombia Clean Power S.A.S., the Company’s principal Colombian subsidiary, maintains accounting records using the Colombian Peso.

The financial statements of Colombia Clean Power S.A.S. are translated into U.S. dollars using the closing rate method. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital account is translated at the historical exchange rate prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are presented as currency translation adjustment within the “consolidated statements of stockholders equity”. The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in Colombian Pesos to U.S. dollars is reported as a currency translation adjustment and as a component of “other comprehensive income (loss)” in the consolidated financial statements.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with the provisions of the ASC No. 260, Earnings Per Share. ASC No. 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share are the same for the years ended December 31, 2011 and 2010 because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of December 31, 2011 do not include the underlying shares exercisable with respect to the 1,704,600 outstanding warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing basic loss per share in accordance with ASC No. 260.

As of December 31, 2011, the Company had outstanding stock warrants and stock options exercisable to purchase, and convertible notes and convertible preferred stock that were convertible into an aggregate of 21,313,571 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.

As of December 31, 2011, approximately $11.7 million and $12.2 million of the Company’s assets are in Colombia and in the United States, respectively. As of December 31, 2010, approximately $2.0 million and $6.2 million of the Company’s assets were in Colombia and in the United States, respectively.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net loss in Colombia and in the United States was approximately $5.4 million and $7.6 million during the year ended December 31, 2011. The net loss in Colombia and in the United States was approximately $584 thousand and $1.6 million during the year ended December 31, 2010.

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

The Company recognizes liabilities for uncertain positions based upon the provisions of ASC No. 740, Income Taxes. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations.

The Company’s subsidiaries are subject to foreign taxation.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC No. 718, Compensation-Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company’s stock compensation is generally accounted for as an equity instrument.

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010, the Company’s only financial liability, embedded conversion feature, was carried at fair value using Level 3 inputs and totaled $2,816,000. The financial instrument that is measured at fair value on a recurring basis is summarized as follows as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability - embedded conversion feature	$-	$-	$264,000	$264,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the year ended December 31, 2011:

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2010	$2,816,000	$2,816,000
Amount of unamortized discount reversed in connection with notes payable conversion	(2,570,560)	(2,570,560)
Unrealized loss on change in fair value	18,560	18,560
Balance, December 31, 2011	$264,000	$264,000

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that are of significance to the Company.

2.	ACQUISITION OF MINING ASSETS

North Block Mining Project

On July 19, 2010 the Company entered into an agreement to purchase two coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). The concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092). The Company has paid to the seller $315,000 and owes an additional $1,200,000 payable in six payments of $200,000 every three months beginning August 2011. The first such payment was made in installments with the last occurring on January 13, 2012. A portion of these amounts will offset against the per ton royalty described below. In addition, the Company has paid to Ingeominas $114,502 which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the seller a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession. 50% of this royalty is applied to amortize the $1,200,000 in concession payments.

Otanche Mining Project

On February 11, 2011, the Company made a deposit of $100,000 to purchase three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2.50 million, $666,585 of which has been paid as of December 31, 2011. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

Rukú Mining Complex

On August 22, 2011, the Company entered into an agreement to purchase a 70% working interest in two coal mining concessions located near Socota, Colombia from Howerd Milton Cubides Botia (the “Assignor”). The agreement also included the right to a concession being permitted and another one in the process of being purchased. These concessions cover approximately 222 acres and included a coal mine that has been operating for eighteen years producing metallurgical coal for the local market. In October 2011, the agreement was amended with both parties agreeing that the Assignor would continue to provide capital and operating expenditures on the mining property through October 18, 2011. Thereafter, the Company gained operating control of the mining properties. Operating funds will be provided by each party in proportion to its interest in the mining concessions, provided that the Company has agreed to fund the project in full and receive 50% of the proceeds allocable to the Assignor until the additional funds provided by us are repaid.

The following abbreviated unaudited pro forma financial information has been prepared for illustrative purposes only. The unaudited pro forma results have been prepared based on estimates and assumptions that we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the Rukú acquisition occurred at the beginning of each of periods presented or of future results of operations.

	RUKU	COLOMBIA ENERGY RESOURCES, INC	TOTAL	RUKU	COLOMBIA ENERGY RESOURCES, INC	TOTAL
	2011	2011	2011	2010	2010	2010
Revenue	$766,443	$-	$766,443	$648,407	$-	$648,407

Net income (loss)	$176,944	$(12,959,993)	$(12,783,049)	$158,675	$(2,213,320)	$(2,054,645)

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was considered a purchase of a business and was accounted for as a purchase business combination effective when the Company obtained control of the mining assets on October 18, 2011. Accordingly, the results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on October 18, 2011, the date when the Company obtained control of the mining assets.

The cost of acquiring the 70% interest is based on a series of contingent payments over the next three years consisting of the number of proven tons of reserves as determined by an independent engineer’s review of our exploration program multiplied by certain dollar amounts per ton. The Company initially paid $500,000 to the Assignor upon signing of the agreement in August 2011. The Company determined the fair value at October 18, 2011 of the mining rights and other assets acquired to be $4,541,502. This was allocated to the assets acquired and liabilities assumed based on estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation was as follows:

Assets Acquired and Liabilities Assumed:
Property and equipment	$827,238
Concession mining rights	3,484,000
Goodwill	230,264
Taxes Payable	(674)
$4,540,828
Total Purchase Price:
Cash Paid	$500,000
Contingent Earnout Liabiliites	2,678,580
Noncontrolling Interest	1,362,248

$4,540,828

Boavita Mining Project

On October 7, 2011, our Colombian subsidiary entered into an agreement (the “Option Agreement”) with Americana de Minerales de Exploracion S.A.S. (“AMERALEX”) for the option to purchase all of the rights of AMERALEX in mining concession FFB-081 covering approximately 1,550 hectares (approximately 3,830 acres) located in the jurisdiction of the Municipalities of Boavita and La Uvita, Department of Boyacá, Republic of Colombia (the “Boavita Mining Concession”). Once INGEOMINAS approves the mining plan, we have up to 24 months to conduct exploration of the entire concession, evaluate and characterize the coal deposit, and exercise the option. The purchase price will be determined based upon the determination of proven and probable reserves using standard methodology. We are obligated to pay an agreed amount upon reaching a firm purchase arrangement and approval of the mining plan. We are obligated to pay an agreed amount nine months after the first payment. Upon completion of the exploration work, and if we exercise the option to acquire the concession, we are obligated to make an additional payment. Beginning 30 months after the initial payment under the Agreement, we are obligated to make annual payments; however, the total aggregate purchase price will be limited to the final calculation of proven and probable reserves, not to exceed an agreed maximum amount.

On December 27, 2011, we entered into an operations agreement with AMERALEX which allows for the immediate start of mining operations on the Boavita Mining Concession once INGEOMINAS, the Colombian state mining authority, approves the mining plan, which occurred on March 13, 2012. As compensation to AMERALEX for this right, we paid a cash fee on the date the agreement was entered into and have agreed to pay an additional amount upon approval of the agreement by our company’s board of directors. We have also agreed to pay AMERALEX a royalty on monthly sales of which will be offset by the upfront payments.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities of $1,697,875 and $1,181,295 as of December 31, 2011 and 2010, respectively, are broken down as follows:

	2011	2010
Accounts payable	$601,128	$293,354
Concession payables	1,018,699	881,099
Accrued payroll	78,048	6,842
TOTAL	$1,697,875	$1,181,295

4.	CONVERTIBLE NOTES PAYABLE

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”). The proceeds of the Notes offering were used to fund exploration-stage activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The Notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia. The Notes accrue interest at an annual rate of 10%. Principal and interest are due on June 30, 2012. The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock.

During the first closing of the Series A Preferred Stock, the aggregate principal amount of $7,305,000 was converted to shares of Series A Preferred Stock. As of December 31, 2011 and 2010, the Company has $604,351 and $2,885,022, respectively, of Notes outstanding.

Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately account for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the Notes.  At December 31, 2011and 2010, the fair value of the embedded conversion feature was estimated at $264,000 and $2,816,000 respectively. The fair value of the embedded conversion feature liability pertaining to the Notes that was converted to preferred stock was adjusted as an increase in preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and is being accreted to interest expense through the maturity or conversion date of the Notes. The balance of the unamortized discount related to the ECF was $75,366 and $2,826,103 as of December 31, 2011 and 2010, respectively.

At the closings of the Notes issuance, the Company also issued to the Notes investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share. The total number of outstanding warrants issued in the Notes offering was 726,000 and 3,270,640 as of December 31, 2011 and 2010 respectively. The stock warrants were initially recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790. The fair value of the stock warrants were calculated using the Black-Scholes pricing model. The discount in notes payable is being amortized to interest expense through the maturity or conversion date of the Notes. The portion of unamortized discount pertaining to the Notes that were converted to preferred stock was adjusted as a reduction to preferred stock. The balance of the unamortized discount related to the warrants was $15,282 and $2,269,753 as of December 31, 2011 and 2010, respectively.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY

Subscription Agreement with LIFE

On May 6, 2010, the Company entered into a Subscription Agreement with LIFE. Pursuant to the Subscription Agreement, the Company sold an aggregate of 19,080,000 (post-split) shares (the “Shares”) of its common stock to LIFE for an aggregate purchase price of $100,000, which funds were used to eliminate the Company’s then current liabilities. The Shares represented 94.1% of the Company’s issued and outstanding shares of common stock immediately following the transaction, and the transaction resulted in a change in control of the Company.

Reverse Stock Split

On July 28, 2010, the Company executed a reverse stock split of its common stock in which two new shares of common stock were issued for every five shares of common stock held as of the date of the reverse stock split. This reverse split has been applied retrospectively in the consolidated financial statements.

Convertible Series A Preferred Stock

On June 1, 2011, the first closing of a private placement of a minimum of 200 units and a maximum of 300 units for a purchase price of $100,000 per unit was completed.  Each Unit consists of 10,000 shares of our Series A Preferred Stock, which shares initially are convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $.001 per share. At the first closing of the offering, certain holders of 10% convertible promissory notes converted their notes into shares of Series A Preferred Stock and were also granted warrants to purchase shares of common stock at the rate of 3,500 shares for each $100,000 aggregate principal amount of notes converted.   In the first closing, an aggregate of 2,920,500 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock were issued, in consideration of aggregate cash proceeds of $22,000,000 and the conversion of notes in the aggregate principal amount of $7,203,000. Holders of the Series A preferred stock are entitled to certain rights and preferences over the common stock as described below. Aggregate cash fees of $1,139,853 were paid to the placement agents at the first closing.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share.

Dividends are payable on the Series A Preferred Stock at the rate per share (as a percentage of the Stated Rate, which is originally $10.00) of 9% per annum, payable quarterly, in arrears, on each March 15, June 15, September 15 and December 15. For dividend payment dates occurring prior to June 1, 2013, the dividend is payable one-third in cash and two-thirds in common stock. Thereafter, the dividend is payable, at the option of the Company, either 100% in cash or one-third in cash and two-thirds in stock.

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the number of options granted and outstanding and the weighted average exercise price stock option activity during the years ended December 31, 2011 and December 31, 2010:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	-	-	-
Granted during 2010	2,023,334	$1.89	-
Exercised	-	$-	-
Cancelled	(100,000)	$0.01	-
Exercisable at December 31, 2010	430,834	$2.10	4.8 years
Outstanding at December 31, 2010	1,923,334	$1.98	4.8 years
Granted during 2011	2,415,000	$3.56	4.8 years
Exercised	(110,000)	$0.05	-
Forfeited/cancelled/expired	(490,000)	$2.27	-
Outstanding December 31, 2011	3,738,334	$2.86	4.5 years
Exercisable at December 31, 2011	1,044,584	$2.86	4.2 years
Shares vested and expected to vest at December 31, 2011	3,738,334	$2.86	4.5 years

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011 and 2010 was $0.52 per share and $0.43 per share, respectively. The total intrinsic value of options exercisable during the years ended December 31, 2011 and 2010 was $204,500 and $308,500, respectively.

The aggregate intrinsic value of outstanding options, and options that were vested and expected to vest, was insignificant at December 31, 2011 compared with $1,407,500 for the year ended December 31, 2010 because the options outstanding are out-of-the money. Stock compensation expense was $912,986 and $304,977 during the years ended December 31, 2011 and 2010, respectively, and $1,201,073 for the cumulative period from November 6, 1996 (date of inception) through December 31, 2011.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	640,000	4.5	$0.05	160,000	$0.05
$1.50	425,000	4.8	$1.50	31,250	$1.50
$2.50	458,334	5.00	$2.50	139,584	$2.50
$5.00	400,000	5.00	$5.00	100,000	$5.00
	1,923,334			430,834

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	530,000	4.0	$0.05	105,000	$0.05
$1.50	175,000	4.4	$1.50	81,250	$1.50
$2.50	1,858,334	4.7	$2.50	564,584	$2.50
$3.00	50,000	4.6	$3.00	12,500	$3.00
$5.00	1,125,000	4.6	$5.00	281,250	$5.00
	3,738,334			1,044,584

Stock Warrants

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 726,000 shares had not been exercised as of December 31, 2011. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share. The value of these warrants at issuance had been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of 1,025,675 shares of common stock to the investors in the Stock Financing on June 1, 2011.  Of those warrants, 978,600 shares had not been exercised as of December 31, 2011. All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share. In addition, 580,000 in stock warrants were issued to security brokers in the stock offering and 100,000 stock warrants were issued to a financial consultant. All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.00 per share.   Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers was reported as an increase and decrease in additional paid-in capital. The fair value of the warrants issued to the holders of the Notes that were converted to Series A preferred stock was estimated at $682,753 using the Black-Scholes pricing model, and was accounted for as an inducement expense and as an increase in additional paid-in capital.

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock warrants activity during the years ended December 31, 2010 and 2011 is presented below:

	Number of Shares	Exercise Price
Outstanding at January 1, 2010	0
Granted	3,540,640	$0.25
Exercised	(270,000)	$0.01
Cancelled	0

Outstanding at December 31, 2010	3,270,640	$0.27
Granted	1,705,675	$0.80
Exercised *	(2,251,075)	$0.01
Cancelled	0

Outstanding at December 31, 2011	2,725,240	$0.81

    * 1,673,506 exercised pursuant to cashless exercise provisions.

At December 31, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Stock Warrants Outstanding			Stock Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.01	2,930,000	4.5	$0.01	2,930,000	$0.01
$2.50	340,640	4.9	$2.50	340,640	$2.50
	3,270,640			3,270,640

At December 31, 2011, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Stock Warrants Outstanding			Stock Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.01	1,704,600	4.0	$0.01	1,704,600	$0.01
$1.89	100,000	5.0	$1.89	100,000	$1.89
$2.00	580,000	4.5	$2.00	580,000	$2.00
$2.50	340,640	3.5	$2.50	340,640	$2.50
	2,725,240			2,725,240

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the year ended December 31, 2011 and 2010 were as follows:

	Year Ended
	December 31
	2011	2010
Net Loss	$(12,959,994)	$(2,294,986)

Weighted average shares used in basic and diluted cmputation	25,041,856	1,887,765

Earnings (loss) per share basic and diluted	$(0.52)	$(0.12)

The Company’s issued and outstanding common shares as of December 30, 2011 do not include for the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

7.	INCOME TAXES

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

Statutory federal income tax rate	34.00%
State income tax, net of federal income tax effect	5.50%
Valuation allowance	-39.50%
Effective tax rate	0.00%

The Company is in an exploration stage and is expected to continue to incur operating losses. Substantially all expenses during the exploration stage are capitalized for income tax purposes and will be amortized upon commencement of commercial operations. As of December 31, 2011, the deferred tax assets are associated primarily with the capitalized costs and net operating loss carryover (NOL) totaling approximately $12.8 million for both Federal and State income tax purposes. A valuation allowance has been established to offset 100% of the deferred tax assets since future realization is uncertain. The change in valuation allowance was approximately $3.8 million during the year ended December 31, 2011.

Internal Revenue Code section 382 places a limitation (“Sec. 382 Limitation”) on the amount of taxable income that can be offset by NOL carryovers after a change in control (i.e., greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct an amount of NOL carryover in any year in excess of the Sec. 382 Limitation as of the end of such year. As described in Note 2, LIFE subscribed to approximately 94.1% of the Company’s stock in May 2010 which resulted in a change in ownership and control of the Company. Management has not yet determined the impact of the Sec. 382 Limitation on the utilization of the Company’s NOL carryovers against taxable income in future periods.

8.	RELATED PARTY TRANSACTIONS

At December 31, 2011, LIFE owned approximately 26.7% (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010. The note was converted to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the twelve months ended December 31, 2011 were $310,000 and $76,475 respectively and $150,000 and $147,954 respectively for the twelve month period ending December 31, 2010. The accrued management fee payable as of December 31, 2011 and December 31, 2010 was $1,075 and $137,954, respectively included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ÇOMMITMENTS AND CONTINGENCIES

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase two coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of December 30, 2011, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092) that form the Otanche Mining Project. The Company has paid to the seller $315,000 and owes an additional $1,200,000 payable in six payments of $200,000 every three months beginning August 2011. The first such payment was made in installments with the last occurring on January 13, 2012. In addition, the Company has paid to Ingeominas $114,502 which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession.

On February 11, 2011, the Company deposited $100,000 on three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2.50 million, $666,585 of which has been paid as of December 31, 2011. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

The Company does not owe future concession payments on Ruku and Boavita.

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

COLOMBIA ENERGY RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company and its subsidiary in Colombia lease their current office facilities under non-cancelable operating lease agreements that expire in 2016. On June 13, 2011 the Company entered into a lease for expansion space in the same building. The lease has a four-month term which is extendible. In addition, on June 28, 2011 the Company entered into a lease for new office space. The future minimum lease payments under this operating lease are as follows:

	Bogota	Bogota	Bogota	San Anselmo
	WTC - 315	WTC - 309	Quantum
	Operating	Operating	Operating	Operating	Total
	Lease	Lease	Lease	Lease	All Leases
Year ending December 31:
2012	68,000	-	197,377	20,520	285,897
2013	-	-	197,377	5,130	202,507
2014	-	-	197,377	-	197,377
2015	-	-	197,377	-	197,377
2016	-	-	115,136	-	115,136
Total	$68,000	$-	$904,643	$25,650	$998,293

 Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. Three months prior to the expected date of completion, the Company is required to provide a plan for restoration and abandonment and estimate its cost. The Company believes that an asset retirement obligation as of and for the years ended December 31, 2011 and 2010 is not material as the Company is still in the exploration phase. The Company will continue to monitor and evaluate this obligation.

10.	SUBSEQUENT EVENTS

The Board of Directors has authorized a compensation plan for non-employee directors of the Company beginning January 1, 2012. Under the plan directors would receive cash compensation of $4,000 per month and $6,250 per month for the Chairman. In addition, each non-employee board member would receive restricted stock in the form of restricted stock units (“RSUs”) for each year of service based upon the fair market value of the stock on the grant date. The RSUs would be granted on the date of the annual meeting of shareholders. The vesting period for the restricted stock units would expire at end of the director’s term which would normally be the next annual meeting of shareholders.

On January 3, 2012, RSU’s of 214,200 were awarded to the non-employee directors of the Company. The RSU’s will vest on the next date of the annual shareholders meeting which is anticipated to be May 8, 2012. The total expense for the RSU’s was $220,222 which will be recognized in the first quarter 2012.

On February 2, 2012, our Colombian subsidiary entered into a contract with Dairo Ruben Herrera Perez and Ariel Salcedo Leal in connection with the assignment of mining concession contract FI7-081. The concession is adjacent to our Rukú Mining Complex which began production in December 2011 and is now producing approximately 1,800 tons per month, and will result in more efficient access to Rukú’s coal resources and ultimately, lower operating costs and improved safety. The concession has 17 hectares (42 acres) and metallurgical coal resources similar in quality to Rukú’s. Its permit, FI7-081, is currently in the construction or preoperative phase. Compensation for the property includes payments made at signing of the agreement and additional payments due upon governmental approval of the concession’s transfer to our Colombian subsidiary which we anticipate during the second quarter of 2012.

