Form 10-K/A
period 2011-12-31
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-04-03
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☒    No ☐

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently competed second fiscal quarter was $7,666,651.

The number of shares outstanding of the registrant’s common stock on March 22, 2012, was 23,807,776.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant's proxy or information statement related to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or 14C within 120 days after Registrant's fiscal year end of October 31, 2011 are incorporated by reference into Part III of this Report.	III

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Colombia Energy Resources, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 30, 2012.  The Company is filing this Amendment No. 1 solely to provide Exhibit 101 that was not included in the Original Filing.  Exhibit 101 includes information about the Company in Extensible Business Report Language (XBRL).

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 30, 2012.

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Financial Statements

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

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from inception on November 6, 2006, through December 31, 2011

Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here- with
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated October 7, 201	10-K	000-32735	2.1	3/30/12
3.1	Delaware Certificate of Incorporation	8-K	000-32735	3.1	11/4/11
3.2	Delaware Certificate of Merger	8-K	000-32735	3.3	11/4/11
3.3	Current Bylaws	8-K	000-32735	3.2	11/4/11
3.4	Certificate of Designations for Series A Convertible Preferred Stock	8-K	000-32735	4.1	11/4/11
4.1	Specimen Stock Certificate for Registrant’s Common Stock	10-K	000-32735	4.1	3/30/12
10.1	2010 Equity Incentive Plan, as amended*	8-K	000-32735	99.1	2/3/12
10.2	Restricted Stock Unit Agreement Form*	8-K	000-32735	99.2	2/3/12
10.3	Nonqualified Stock Option Grant Agreement Form*	10-K	000-32735	10.3	3/30/12
10.4	Amended and Restated Employment Agreement dated as of January 1, 2011, with Edward P. Mooney	8-K	000-32735	99.1	2/2/11
10.5	Indemnification Agreement dated December 31, 2010, with Edward P. Mooney	8-K	000-32735	99.2	2/2/11
10.6	Consulting Agreement dated September 1, 2011, with Edward P. Mooney*	10-Q/A	000-327350	10.2	2/10/12

10.7	Amended and Restated Employment Agreement dated January 1, 2011, with Daniel F. Carlson	8-K	000-32735	99.3	2/2/11
10.8	Indemnification Agreement dated December 31, 2010, with Daniel F. Carlson	8-K	000-32735	99.4	2/2/11
10.9	Consulting Agreement, dated as of June 1, 2011, with Daniel Carlson*	8-K	000-32735	10.3	6/7/11
10.10	Consultancy Agreement dated January 1, 2011, with Badger Resources Limited	8-K	000-32735	99.5	2/2/11
10.11	Letter Agreement dated February 24, 2011, with Barry Markowitz*	8-K	000-32735	99.1	3/8/11
10.12	Employment Agreement dated August 28, 201, with Ronald G. Stovash	10-Q/A	000-327350	10.1	2/10/12
10.13	Employment Agreement dated May 1, 2011, with James A. Flores*	8-K	000-327350	99.1	4/28/11
10.14	Compensation Agreement dated August 24, 2011, with Peter B. Lilly*	10-Q/A	000-327350	10.3	2/10/12
10.15	Management and Services Agreement dated July 1, 2010, with LIFE Power & Fuels LLC*	8-K	000-32735	10.3	8/9/10
10.16	Assignment Agreement dated as of July 19, 2010, for Mining Concession Contract GG7-111 (English translation).	8-K	000-32735	10.1	9/16/10
10.17	Assignment Agreement dated as of July 19, 2010, for Mining Concession Contract GG7-11522X (English translation)	8-K	000-32735	10.2	9/16/10
10.18	Contract of Total Assignment of Mining Exploration And Exploitation Rights dated as of October 20, 2010, for Mining Concession Contact FLG – 092 (English translation)	8-K	000-32735	10.1	11/1/10
10.19	Contract for Agreement on Activities and Promise to Assign a Mining Title dated February 11, 2011, for Mining Concession Contract FCF – 142 (English translation)	8-K	000-32735	99.1	3/25/11
10.20	Contract for Agreement on Activities and Promise to Assign a Mining Title dated February 11, 2011, for Mining Concession Contracts ECB-121 and EAU-131 (English translation)	8-K	000-32735	99.2	3/25/11

10.21	Partial Assignment and Business Collaboration Contract of Mining Rights for the Development of a Mining Project for Mining Concession Contracts dated August 22, 2011, for Mining Concession Contracts F16-142 and 748T (English translation)	10-Q/A	000-32735	2.1	2/10/12
10.22	Total Assignment Contract of the Mining Rights Derived from the Mining Concession Contract FI7-081 dated February 2, 2012, (English translation) (confidential information has been redacted)	8-K	000-32735	2.1	2/10/12
10.23	Option Contract for the Acquisition of Rights of a Mining Title dated October 7, 2011 for Mining Concession Contract FFB-081 (English translation) (confidential information has been redacted)	10-K	000-32735	10.23	3/30/12
10.24	Mining Association Contract dated March 15, 2012 with Ameralex for Mining Concession FFB-081 (English translation) (confidential information has been redacted)	10-K	000-32735	10.24	3/30/12
10.25	Subscription Agreement, dated May 6, 2010, by and between Freedom Resources Enterprises, Inc. and LIFE Power and Fuels LLC.	8-K	000-32735	10.1	5/12/10
10.26	Form of 10% Secured Convertible Note, with schedule	10-K	000-32735	10.26	3/30/12
10.27	Form of Warrant issued with 10% Secured Convertible Note, with schedule	10-K	000-32735	10.27	3/30/12
10.28	Form of Subscription Agreement for 10% Secured Convertible Note offering, with schedule	10-K	000-32735	10.28	3/30/12
10.29	Letter Agreement effective December 10, 2010, amending Subscription Agreement with Steelhead Partners, LLC	8-K	000-32735	10.2	12/17/10
10.30	Pledge and Collateral Agency Agreement, dated August 26, 2010, among Colombia Clean Power & Fuels, Inc., Colombia CPF LLC and Law Debenture Trust Company, as collateral agent	8-K	000-32735	10.2	10/6/10
10.31	Amendment to Pledge and Collateral Agency Agreement	8-K	000-32735	10.1	12/17/10

10.32	Deed of Pledge, dated as of August 26, 2010, among Colombia Clean Power & Fuels, Inc., CPF LLC, Energia Andina Santander Resources Cooperatieve U.A and Law Debenture Trust Company	8-K	000-32735	10.3	10/6/10
10.33	Form of Subscription Agreement for Series A Preferred Stock Offering, with schedule	10-K	000-32735	10.33	3/30/12
10.34	Form of Warrant issued with Series A Preferred Stock, with schedule	10-K	000-32735	10.34	3/30/12
10.35	Security Purchase Agreement, dated as of June 1, 2011, for Series A Preferred Stock Offering with the investors signatory thereto	8-K	000-32735	10.1	6/7/11
10.36	Registration Rights Agreement, dated as of June 1, 2011, for the Series A Preferred Stock Offering with the investors signatory thereto.	8-K	000-32735	10.2	6/7/11
14.1	Code of Ethics	10-KSB	000-32735	99.2	3/31/03
16.1	Letter from Pritchett, Siler & Hardy, PC to the Securities and Exchange Commission dated June 9, 2010	8-K	000-32735	16.1	6/10/10
21.1	List of Subsidiaries	10-K	000-32735	21.1	3/30/12
23.1	Consent of Burr Pilger Mayer, Inc., independent registered public accounting firm		000-32735	23.1	3/30/12
31.1	Rule 15d-14(a) Certification by Principal Executive Officer	10-K	000-32735	31.1	3/30/12
31.2	Rule 15d-14(a) Certification by Principal Financial Officer	10-K	000-32735	31.2	3/30/12
32.1	Section 1350 Certification of Principal Executive Officer	10-K	000-32735	32.1	3/30/12
32.2	Section 1350 Certification of Principal Financial Officer	10-K	000-32735	32.2	3/30/12
101.INS	XBRL Instance Document(1)					X
101.SCH	XBRL Taxonomy Extension Schema Document(1)					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)					X
*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

Date: April 2, 2012	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer
(Principal financial and accounting officer)

