Form 10-Q
period 2012-03-31
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-05-15
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,807,776 shares of common stock, par value $0.001 per share, were outstanding as of May 10, 2012.

COLOMBIA ENERGY RESOURCES, INC.

FORM 10-Q

MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,371,246	$11,256,236
Prepaid expenses and other current assets	1,263,305	1,264,647
Inventory	177,731	-
Total current assets	8,812,282	12,520,883

Property and equipment, net:
Land	1,091,257	1,091,257
Mineral rights and mining concessions	8,808,568	8,094,361
Equipment	1,480,408	1,231,114
Construction in progress	860,086	820,800
Total	12,240,319	11,237,532
Less- accumulated depreciation	(85,692)	(61,991)
Property and equipment, net	12,154,627	11,175,541
Goodwill	230,264	230,264
Other assets	320,420	3,420
TOTAL ASSETS	$21,517,593	$23,930,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,600,557	1,697,875
Convertible notes payable (net of discount)	642,033	604,351
Interest payable	109,842	92,515
Derivative liability - embedded conversion feature	268,000	264,000
Total current liabilities	3,620,432	2,658,741
Long-term liabilities:
Long-term portion of mining concession payable	1,250,000	1,776,186
Contingent earn out liability	2,678,580	2,678,580
Total long-term liabilities	3,928,580	4,454,766
Total liabilities	7,549,012	7,113,507
Commitment and contingencies (note 8)

Colombia Energy Resources, Inc. Stockholders' equity:
Series A convertible preferred stock, $.001 par value, Authorized 5,000,000 shares; issued and outstanding 2,900,500 shares as of March 31, 2012 and December 31, 2011, aggregate liquidation preference of $43,507,500.	2,901	2,901

Common stock, $.001 par value, 100,000,000 shares authorized, 23,807,776 shares and 23,537,006 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively.	23,808	23,537
Additional paid-in capital	42,171,261	41,372,351
Accumulated deficit	(29,431,435)	(25,738,555)
Accumulated other comprehensive loss	(54,084)	(205,881)
Total Colombia Energy Resources, Inc stockholders' equity	12,712,451	15,454,353
Non-controlling interest	1,256,130	1,362,248
Total equity	13,968,581	16,816,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,517,593	$23,930,108

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Derived from the Company's audited December 31, 2011 consolidated balance sheet.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

			From inception on
	For the three months ended		November 6, 1996
	March 31,		through March 31,
	2012	2011	2012

Revenue	$-	$-	$3,560

Expenses:
General and administrative	3,291,274	1,875,905	15,446,044

Loss before other income (expenses)	(3,291,274)	(1,875,905)	(15,442,484)

Other income (expenses):
Unrealized gain (loss) on change in fair value of derivative liability-embedded conversion feature	(4,000)	92,000	233,440
Inducement expense	-	-	(703,428)
Interest and other, net	148,897	(1,201,272)	(2,632,826)
Total other expenses, net	144,897	(1,109,272)	(3,102,814)

Loss before income tax and non-controlling interest	(3,146,377)	(2,985,177)	(18,545,298)

Provision for income tax	-	-	-

Net loss before non-controlling interest	(3,146,377)	(2,985,177)	(18,545,298)

Loss attributable to non-controling interest	106,118	-	106,118

Net loss	(3,040,259)	(2,985,177)	(18,439,180)

Preferred stock deemed dividend	-	-	(9,134,754)
Preferred stock dividend paid in cash and stock	(652,621)	-	(1,857,502)

Net loss attributable to common shareholders	(3,692,880)	(2,985,177)	(29,431,436)
Other comprehensive income (loss):
Foreign currency translation adjustment	151,797	37,761	(54,084)

Total comprehensive loss	$(3,541,083)	$(2,947,416)	$(29,485,520)

Basic and diluted loss per common share
Net Loss attributable to common shareholders	$(0.15)	$(0.13)

Weighted average common shares	25,241,457	23,530,570

See accompanying notes to unaudited condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			From inception on
			November 6, 1996
	For the three months ended March 31,		through March 31,
	2012	2011	2012

Cash flows from Operating Activities:
Net income / (loss)	(3,040,259)	(2,985,177)	(18,439,180)

Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation cost	364,099	366,266	1,582,062
Amortization of discount on notes payable	37,682	838,478	2,004,695
Amortizatin of debt issuance cost	16,975	168,948	395,255
Amortization of prepaid expenses	26,779		26,779
Inducement expenses for convertion of convertible notes payable	-		682,753
Unrealized loss(gain) on change in fair value of derivative liability-embedded conversion feature	4,000	(92,000)	(233,440)
Depreciation	18,215	3,283	79,161

Changes in assets and liabilities:
Prepaid expenses and other current assets	(270,609)	(197,703)	(1,928,285)
Inventory	(177,731)	-	(177,731)
Accounts payable and accrued expenses	895,304	966,651	2,627,906
Dividends accrual	(217,538)		(217,538)
Other assets	-	(3,420)	(297,843)
Accrued interest payable	-	197,259	92,515
Long-term portion of mining concession payable	-	1,871,872	-

Net cash provided by (used in) operating activities	(2,343,084)	1,134,457	(13,802,891)

Cash flows from Investing Activities:
Acquisition of mineral rights, mining concessions and property and equipment	(1,594,620)	(3,365,755)	(7,221,588)

Net cash used in investing activities	(1,594,620)	(3,365,755)	(7,221,588)

Cash flows from Financing Activities:
Proceeds from issuance of Series A preferred stock	-	-	22,000,000
Preferred stock issuance cost	-	-	(1,139,855)
Net proceeds from issuance of convertible notes payable	-	-	8,020,000
Net proceeds from issuance of common stock and subscribed capital stock	-	-	154,750
Proceeds from exercise of stock options and stock warrants	-	3,800	13,280
Cash dividends paid	-	-	(474,215)
Advance to (payment from) officer and shareholder	-	-	41,196

Net cash provided by financing activities	-	3,800	28,615,156

Net increase (decrease) in cash and cash equivalents before exchange rate impact	(3,937,703)	(2,189,737)	7,590,677
Effect of exchange rates on cash	52,713	37,761	(219,431)

Cash & cash equivalents at beginning of period	11,256,236	5,027,656	-

Cash & cash equivalents at end of period	7,371,246	2,837,919	7,371,246

Supplemental disclosure of cashflow information-
Interest paid	393,408	-	826,894

Supplemental disclosure of noncash financial information:
Deemed dividend on Series A preferred stock	-	-	9,134,754
Conversion of the carrying value of notes payable and embedded derivative (net of discount) into Series A preferred stock	-	-	5,782,412
Stock dividends issued in common stock	435,083	-	1,165,747
Reversal of unamortized debt issuance cost pertaining to notes payable converted to Series A preferred stock	-	-	667,808
Contingent earn our liability and non-controling interest issued in Ruku acquisition	-	-	4,040,828
Inducement expense	-	-	682,753
Initial fair value of of derivative liability-embedded conversion feature	-	-	(3,072,000)
Issuance of stock warrants in connection with debt	-	-	(2,733,508)
Issuance of common stock in connection with conversion of note payable	-	-	(6,439)
Extinguishment of payable to a related party	-	-	41,196

See accompanying notes to unaudited condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Colombia Energy Resources, Inc. (the “Company”) is engaged in the business of acquiring and developing coal mining assets, and mining and selling metallurgical coal in the Republic of Colombia, South America. The Company owns and controls mining concessions in the provinces of Boyaca and Santander.

Although the Company commenced limited production in December 2011, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at its Rukú Mining Complex in Socota, Colombia or at any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred and unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and exploration activities have been and will continue to be expensed as incurred. Certain expenditures, such as for mining equipment or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain as an exploration stage company for the foreseeable future. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet the SEC guidelines.

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

Through its wholly-owned subsidiaries, the Company owns 100% of Colombia Clean Power S.A.S. (formerly known as Energia Andina Santander Resources S.A.S.), a Colombian company established to acquire and develop coal concessions. The non-controlling interest represents the 30% ownership in Ruku’s mining operations not controlled by the Company. See Note 2. Colombia Clean Power S.A.S.’ corporate offices are located in Bogota, Colombia.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Company History and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012. The accompanying (a) consolidated balance sheet as of December 31, 2011, which has been derived from the audited consolidated financial statements, and (b) unaudited condensed consolidated financial statements have been prepared pursuant to SEC Rule 8-03 of Regulation S-X. As a result, while the Company believes the disclosures made are adequate to make the information not misleading, certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of March 31, 2012, and its consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2012, and cash flows for the three months ended March 31, 2012.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post-split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team. Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of March 31, 2012, LIFE owned approximately 26.4% (adjusted for dilution of shares) of the outstanding shares of the Company.

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

Effective July 28, 2010, the Company changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

In 2011 we completed a non-public offering of units in which each unit consisted of 10,000 shares of Series A Preferred Stock convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $0.01 per share. Certain holders of 10% convertible promissory notes in the aggregate amount of $7,305,000 converted their notes into 730,500 shares of Series A Preferred Stock and were also granted warrants to purchase 255,675 shares of our common stock.   In addition, the Company issued an aggregate of 2,200,000 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock in consideration of aggregate cash proceeds of $22,000,000. Aggregate cash fees of $1,139,855 were paid to the placement agents.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share. The securities sold in this offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses since the date of inception that resulted in an accumulated deficit attributable to common stockholders of $29,431,435 as of March 31, 2012. Although the Company had $7,371,246 of available cash at March 31, 2012, that amount is not adequate to meet its capital expenditures and operating requirements over the next 12 months. In addition, the Company is dependent upon obtaining funds from investors. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through issuance of notes or shares of stock in 2012 in order to meet its capital expenditures and operating requirements. However, there is no assurance that the Company will be successful in raising the additional funds it needs. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of March 31, 2012 and December 31, 2011, there were no cash equivalents.

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

Inventory

At March 31, 2012 inventory consists of raw coal extracted from the Ruku mining site and is carried at the lower of cost or market. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

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

Foreign Currency Translation

The Company and its wholly-owned Dutch and Spanish subsidiaries, Energia Andina Santander Resources Coop UA and Energia Andina Resources España, S.L., maintain accounting records using U.S. dollars. Colombia Clean Power S.A.S., the Company’s principal Colombian subsidiary, maintains accounting records in Colombian Pesos.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share were the same for the three-month periods ended March 31, 2012 and 2011 because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of March 31, 2012 do not include the underlying shares exercisable with respect to the 1,651,100 outstanding warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing basic loss per share in accordance with ASC No. 260.

As of March 31, 2012, the Company had outstanding stock warrants, restricted stock units, and stock options exercisable to purchase, and convertible notes and convertible preferred stock that were convertible into an aggregate of 21,602,274 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.

As of March 31, 2012, long-term assets of approximately $11,700,000 and $900,000 are in Colombia and in the United States, respectively. As of December 31, 2011, long-term assets of approximately $10,600,000 and $800,000 were in Colombia and in the United States, respectively.

For the three-month ended March 31, 2012, the Company did not generate any revenues.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

At March 31, 2012, the Company’s only financial liability, embedded conversion feature, was carried at fair value using Level 3 inputs and totaled $268,000. The financial instrument that is measured at fair value on a recurring basis is summarized as follows:

Liabilities	Level 1	Level 2	Level 3	Total

Derivative liability - embedded conversion feature	$-	$-	$268,000	$268,000

The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the three-month period ended March 31, 2012:

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2011	$264,000	$264,000
Unrealized loss on change in fair value	4,000	4,000
Balance, March 31, 2012	$268,000	$268,000

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the three-month period ended March 31, 2012, that are of significance to the Company.

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

Otanche Mining Project

On February 11, 2011, the Company made a deposit of $100,000 to purchase three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2.50 million, $666,585 of which has been paid as of March 31, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

The cost of acquiring the 70% interest is based on a series of contingent payments over the next three years consisting of the number of proven tons of reserves as determined by an independent engineer’s review of our exploration program multiplied by certain dollar amounts per ton. The Company initially paid $500,000 to the Assignor upon signing of the agreement in August 2011. Upon obtaining control on October 18, 2011, the Company determined the fair value at October 18, 2012 of the mining rights and other assets acquired to be $4,541,502. This was allocated to the assets acquired and liabilities assumed based on estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation was as follows:

Assets Acquired and Liabilities Assumed:
Property and equipment	$827,238
Concession mining rights	3,484,000
Goodwill	230,264
Taxes payable	(674)
$4,540,828

Total Purchase Price:
Cash Paid	$500,000
Contingent Earnout Liabiliites	2,678,580
Noncontrolling Interest	1,362,248

$4,540,828

On February 2, 2012, our Colombian subsidiary entered into a contract with Dairo Ruben Herrera Perez and Ariel Salcedo Leal in connection with the assignment of mining concession contract FI7-081. The concession is adjacent to our Rukú Mining Complex and will allow more efficient access to Rukú’s coal resources and ultimately, lower operating costs and improved safety. The concession has 17 hectares (42 acres) and metallurgical coal resources similar in quality to Rukú’s. Its permit, FI7-081, is currently in the construction or preoperative phase. Compensation for the property includes $167,079 paid at signing of the agreement on February 3, 2012 and an additional $111,386 due upon governmental approval of the concession’s transfer to our Colombian subsidiary which we anticipate later this year.

Boavita Mining Project

On October 7, 2011, our Colombian subsidiary entered into an agreement (the “Option Agreement”) with Americana de Minerales de Exploracion S.A.S. (“AMERALEX”) for the option to purchase all of the rights of AMERALEX in mining concession FFB-081 covering approximately 1,550 hectares (approximately 3,830 acres) located in the jurisdiction of the Municipalities of Boavita and La Uvita, Department of Boyacá, Republic of Colombia (the “Boavita Mining Concession”). Once INGEOMINAS approves the mining plan, we have up to 24 months to conduct exploration of the entire concession, evaluate and characterize the coal deposit, and exercise the option. The purchase price will be determined based upon the determination of proven and probable reserves using standard methodology. We are obligated to pay an agreed amount upon reaching a firm purchase arrangement and approval of the mining plan. We are obligated to pay an agreed amount nine months after the first payment. Upon completion of the exploration work, and if we exercise the option to acquire the concession, we are obligated to make an additional payment. Beginning 30 months after the initial payment under the option Agreement, we are obligated to make annual payments; however, the total aggregate purchase price will be limited to the final calculation of proven and probable reserves, not to exceed an agreed maximum amount.

On December 27, 2011, we entered into an operations agreement with AMERALEX which allows for the immediate start of mining operations on the Boavita Mining Concession once INGEOMINAS, the Colombian state mining authority, approves the mining plan, which occurred on March 13, 2012. As compensation to AMERALEX for this right, we paid $100,000 on the date the agreement was entered into and have agreed to pay $150,000 upon approval of the agreement by our company’s board of directors. We have also agreed to pay AMERALEX a 5% royalty on monthly sales, 50% of which will be offset by the $250,000 upfront payments. On March 15, 2012 the agreement was amended to extend its term 90 days and further define the manner in which the royalty is calculated.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities of $2,367,085 and $1,697,875 as of March 31, 2012 and December 31, 2011, respectively, are broken down as follows:

	March 31, 2012	December 31, 2011
Accounts payable	$1,138,207	$601,128
Mining Concession payable (current portion)	1,361,138	1,018,699
Accrued payroll	101,212	78,048
TOTAL	$2,600,557	$1,697,875

4. CONVERTIBLE NOTES PAYABLE

In multiple closings, the most recent taking place on December 21, 2010, the Company issued $8,000,000 aggregate principal amount of 10% convertible promissory notes (the “Notes”). The proceeds of the Notes offering were used to fund exploration-sta ge activities of the Company, including the identification, analysis and negotiation for coal resources in Colombia that meet the Company’s criteria for mining, processing and export potential.

The Notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia. The Notes accrue interest at an annual rate of 10%. Principal and interest are due on June 30, 2012. The Notes can be converted at any time into common stock at a rate equal to $2.50 of principal for each share of common stock.

During the first closing of the Series A Preferred Stock, the aggregate principal amount of $7,305,000 was converted to shares of Series A Preferred Stock. As of March 31, 2012 and December 31, 2011, the Company has $642,033 and $604,351 respectively, of Notes outstanding.

Notes are hybrid financial instruments that blend characteristics of both equity and debt securities. They embody settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embody contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contain certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately account for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the Notes.  At March 31, 2012 and December 31, 2011, the fair value of the embedded conversion feature was estimated at $268,000 and $264,000 respectively. The fair value of the embedded conversion feature liability pertaining to the Notes that was converted to preferred stock was adjusted as an increase in preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and is being accreted to interest expense method through the maturity or conversion date of the Notes. The balance of the unamortized discount related to the ECF was $37,684 and $75,366 as of March 31, 2012 and December 31, 2011, respectively.

At the closings of the Notes issuance, the Company also issued to the Notes investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share. The total number of outstanding warrants issued in the Notes offering was 676,000 and 726,000 as of March 31, 2012 and December 31, 2011 respectively. The stock warrants were initially recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790. The fair value of the stock warrants were calculated using the Black-Scholes pricing model. The discount in notes payable is being amortized to interest expense through the maturity or conversion date of the Notes. The portion of unamortized discount pertaining to the Notes that were converted to preferred stock was adjusted as a reduction to preferred stock. The balance of the unamortized discount related to the warrants was $6,076 and $15,282 as of March 31, 2012 and December 31, 2011, respectively.

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

Dividends are payable on the Series A Preferred Stock at the rate per share (as a percentage of the Stated Rate, which was originally $10.00) of 9% per annum, payable quarterly, in arrears, on each March 15, June 15, September 15 and December 15. For dividend payment dates occurring prior to June 1, 2013, the dividend is payable one-third in cash and two-thirds in common stock. Thereafter, the dividend is payable, at the option of the Company, either 100% in cash or one-third in cash and two-thirds in stock.

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

The following table sets forth the number of options granted and outstanding and the weighted average exercise price stock option activity for the three months ended March 31, 2012:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	3,738,334	$2.86	4.5 years
Granted during the Period	117,200	$1.70	4.6 years
Exercised	-	$-	-
Forfeited/canceled/expired	-	$-	-
Outstanding March 31, 2012	3,855,534	$2.83	4.5 years
Exercisable at March 31, 2012	1,178,884	$2.74	4.2 years
Shares vested at March 31, 2012	1,619,482	$2.74	4.5 years

The weighted-average exercise price per share for the options granted during the three month ended March 31, 2012 and 2011 was $1.70 per share and $2.50 per share, respectively. The total intrinsic value of options exercisable during the three months ended March 31, 2012 and 2011 was $220,500 and $262,938, respectively.

During the three months ended March 31, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0 and $0, respectively, and the total amount of cash received from exercise of these options was $0 and $3,000 respectively. The total grant date fair value of stock options vested during the three months ended March 31, 2012 and 2011 was $0.1 million and $0.2 million, respectively. Stock compensation expense was $364,099 and $366,266 during the three months ended March 31, 2012 and 2011, respectively, and $1,565,172 for the cumulative period from November 6, 1996 (date of inception) through March 31, 2012.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2012.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	530,000	4.0	$0.05	105,000	$0.05
$1.50	175,000	4.4	$1.50	81,250	$1.50
$1.70	117,200	4.6	$1.70	29,300	$1.70
$2.50	1,858,334	4.7	$2.50	564,584	$2.50
$3.00	50,000	4.6	$3.00	12,500	$3.00
$5.00	1,125,000	4.6	$5.00	281,250	$5.00
	3,855,534			1,073,884

Stock Warrants

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 726,000 shares had not been exercised as of March 31, 2012. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share. The value of these warrants at issuance had been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of 1,025,675 shares of common stock to the investors in the Stock Financing on June 1, 2011.  Of those warrants, 975,100 shares had not been exercised as of March 31, 2012. All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share. In addition, 480,000 in stock warrants were issued to security brokers in the stock offering. All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.00 per share.   Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers was reported as an increase and decrease in additional paid-in capital. The fair value of the warrants issued to the holders of the Notes that were converted to Series A preferred stock was estimated at $682,753 using the Black-Scholes pricing model, and was accounted for as an increase in additional paid-in capital and expense.

A summary of the stock warrants activity for the quarter ended March 31, 2012 is presented below:

	Number of
	Shares	Exercise Price
Outstanding at December 31, 2011	2,725,240	$0.81
Granted	-	$-
Exercised	(53,500)	$0.01
Cancelled	-	-
Outstanding at March 31, 2012	2,671,740	$0.83

At March 31, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Stock Warrants Outstanding			Stock Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price
$0.01	1,651,100	4.0	$0.01	1,651,100	$0.01
$1.89	100,000	5.0	$1.89	100,000	$1.89
$2.00	580,000	4.5	$2.00	580,000	$2.00
$2.50	340,640	3.5	$2.50	340,640	$2.50
	2,671,740			2,671,740

Restricted Stock Units

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

On January 3, 2012, RSUs of 214,200 were awarded to the non-employee directors of the Company. The RSUs vested on the date of the annual shareholders meeting which was May 8, 2012. The total fair value related to the RSUs was $220,222.

6. EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the year three months ended March 31, 2012 and 2011 were as follows:

	Quarter ended
	March 31
	2012	2011
Net loss attributable to common shareholders	$(3,692,880)	$(2,985,177)

Weighted average shares used in basic and diluted computation	25,241,457	23,530,570

Earnings (loss) per share basic and diluted	$(0.15)	$(0.13)

The Company’s issued and outstanding common shares as of March 31, 2012 do not include the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

7. RELATED PARTY TRANSACTIONS

At March 31, 2012, LIFE owned approximately 26.4% (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010. The note was converted to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. Total management fees and expenses during the quarter ended March 31, 2012 were $75,000 compared with $87,839 for the three-month period ended March 31, 2011. The accrued management fees payable as of March 31, 2011 and December 31, 2011 were $87.839 and $310.000, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

8. COMMITMENTS AND CONTINGENCIES

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase two coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of March 31, 2012, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from these concessions.

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092) that form the North Block Mining Project. The Company has paid to the seller $315,000 and owes an additional $1,200,000 payable in six payments of $200,000 every three months beginning August 2011. The first such payment was made in installments with the last occurring on January 13, 2012. In addition, the Company has paid to Ingeominas $114,502 which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession.

On February 11, 2011, the Company deposited $100,000 on three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2.50 million, $666,585 of which has been paid as of March 31, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

Lease Commitments

The Company and its subsidiary in Colombia lease their current office facilities under non-cancelable operating lease agreements that expire in 2016. The future minimum lease payments under these operating leases are as follows:

	Bogota	San Anselmo
	Quantum
	Operating	Operating	Total
	Lease	Lease	All Leases
Year ending December 31:
2013	197,377	5,130	202,507
2014	197,377	-	197,377
2015	197,377	-	197,377
2016	115,136	-	115,136
Total	$707,266	$5,130	$712,396

Asset Retirement Obligations

The Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. Three months prior to the expected date of completion, the Company is required to provide a plan for restoration and abandonment and estimate its cost. The Company believes that an asset retirement obligation as of and for the periods ended March 31, 2012 and 2011 is not material as the Company is still in the exploration phase. The Company will continue to monitor and evaluate this obligation.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2012, which represents the date the unaudited interim consolidated financial statements were issued. The following subsequent events occurred as of such date:

The Company resumed production at its Rukú Mining Complex on April 17, 2012 after being temporarily halted in February due to vandalism.

On December 28, 2011, the Board of Directors of Colombia Energy Resources, Inc. (the “Company”) adopted a compensation plan whereby each non-employee board member would receive restricted stock in the form of restricted stock units (“RSUs”) for each year of service based upon the fair market value of the common stock on the grant date. The RSUs would be granted on the date of the annual meeting of shareholders. The vesting period for the RSUs would expire at end of the director’s term which would normally be the next annual meeting of shareholders. On January 3, 2012, RSUs for the partial year were granted to each non-employee director. The amount awarded to each non-employee director for the partial year was set at $50,000 or 35,700 RSUs, for a total of 214,200 RSUs. These RSUs were awarded to each of the six non-employee members of the Board of Directors, which excluded Mr. Stovash, the Company’s Chief Executive Officer, who is also a member of the Board of Directors. These partial year RSU awards vested effective as of the date of the 2012 annual meeting of shareholders held on May 8, 2012 (the “Annual Meeting”). In addition, effective as of the date of the Annual Meeting RSUs representing 83,333 shares each were awarded to all five remaining non-employee directors of the Company, which excluded Mr. Wolff who did not stand for reelection to the Board of Directors at the Annual Meeting. A total of 416,665 RSUs were granted and will vest as of the date of the 2013 annual meeting of shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim financial statements and accompanying notes to these financial statements.

Forward-Looking Statement Notice

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

Description of Business

We currently engage in the business of acquiring and developing metallurgical coal mines in the Republic of Colombia, South America. We own and control mining concessions in the provinces of Boyaca and Santander which were selected because of their large metallurgical coal resources and their location near the Magdalena River, which is expected in the near future to be a major shipping route for our coal to the export markets.

Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents. Investment and development of sustainable coal mining is an important priority for the Colombian government; coal is the nation’s second largest export item after oil. In Colombia, the state owns all hydrocarbon reserves. Private companies operate coal mines under concession contracts with the state. Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves.

Business Developments

During the first quarter of 2012, we had the following major developments:

•	On February 2, 2012, our Colombian subsidiary entered into a contract with Dairo Ruben Herrera Perez and Ariel Salcedo Leal in connection with the assignment of mining concession contract FI7-081. The concession is adjacent to our Rukú Mining Complex which began production in December 2011 and was producing approximately 1,800 tons per month earlier this year before it was shut down temporarily, and will result in more efficient access to Rukú’s coal resources and ultimately, lower operating costs and improved safety. The concession has 17 hectares (42 acres) and metallurgical coal resources similar in quality to Rukú’s. Its permit, FI7-081, is currently in the construction or preoperative phase. Compensation for the property includes $167, 079 paid at signing of the agreement on February 3, 2012 and an additional $111,386 due upon governmental approval of the concession’s transfer to our Colombian subsidiary which we anticipate later this year.
•	On February 25, 2012 the Company published a mineral resource report on Ruku written pursuant to National Instrument 43-101, Standards of Disclosure for Mineral Projects in Canada. The detailed report describes the location, geology, mining operations and other aspects of Ruku. The complete report can be found on our website www.colombiaenergyresources.com.
•	The Company resumed production at its Rukú Mining Complex on April 17, 2012 after being temporarily halted in February due to vandalism.

Exploration

Exploration of our properties for purposes of mine planning and resource evaluation is and will continue to be a high priority. The initial exploration work in each area has been concentrated along coal seam outcrops and in mine workings at Boavita and Rukú. At Otanche, general exploration drilling has been underway in part of the area for over one year.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed exploration and development expenditures in the first quarter of 2012 related to our properties. Certain expenditures, such as expenses for mining or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Three-Month Period Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, our net loss was $3,040,259 compared to $2,985,177 for the same period in 2011. Expenses during the three months ended March 31, 2012, consisted of $3,291,274 in general and administrative expense. There was $148,897 in net interest and other income which represents the interest expense as well as the foreign currency transaction gain.. Expenses during the same period in 2011 consisted of $1,201,272 in net interest expense and $1,875,905 in general and administrative expenses. Net loss per share attributable to common shareholders in the three months ended March 31, 2012 was ($0.15) compared to ($0.13) in the three months ended March 31, 2011, based on weighted averages of 25,241,457 and 23,530,570 shares outstanding during the respective periods. Net loss attributable to common shareholders was $3,692,880 and $2,985,177 for the three-month periods ended March 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

At March 31, 2012, we had $7,371,246 in cash and $5,191,850 in working capital. At March 31, 2012, we also had total liabilities of $7,549,012. We anticipate funding our operation expenses with additional financings of debt and/or equity securities.

As of March 31, 2012, our total assets were $21,517,593 consisting of cash, prepaid expenses and mining concessions. The decrease in assets since December 31, 2012 is principally due to a decrease in cash used to fund ongoing operations and acquisitions.

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

The following are the Companies critical accounting policies and estimates:

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

Property and Equipment

Property and equipment, which include ten mining concessions in the states of Santander and Boyaca Colombia and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon recoverable proven and probable reserves of the mine and when the Company commences operation. Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years. Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements applicable to the Company.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2012, stock dividend payments were made to the 26 holders of Series A Preferred Stock totaling 217,542 shares of common stock. Each of the holders of the Series A Preferred Stock was an accredited investor at the time of the dividend distribution. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(5) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distributions.

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

Colombia Energy Resources, Inc.

May 15, 2012	By:	/s/ Ronald G. Stovash
Ronald G. Stovash, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2012	By:	/s/ James A. Flores
James A. Flores, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1		2010 Equity Incentive Plan, as amended

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

