Form 10-Q
period 2012-06-30
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-08-20
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,394,636 shares of common stock, par value $0.001 per share, were outstanding as of August 9, 2012.

COLOMBIA ENERGY RESOURCES, INC.

FORM 10-Q

JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,460,879	$11,256,236
Prepaid expenses and other current assets	1,553,118	1,264,647
Inventory	362,714	-
Total current assets	4,376,711	12,520,883
Property and equipment, net:
Land	1,253,757	1,091,257
Mineral rights and mining concessions	8,430,299	8,094,361
Equipment	2,312,911	1,231,114
Construction in progress	875,786	820,800
Total	12,872,753	11,237,532
Less- accumulated depreciation	(188,318)	(61,991)
Property and equipment, net	12,684,435	11,175,541
Goodwill	230,264	230,264
Other assets	-	3,420
TOTAL ASSETS	$17,291,410	$23,930,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,943,456	$1,697,875
Convertible notes payable (net of discount)	430,000	604,351
Interest payable	80,926	92,515
Derivative liability - embedded conversion feature	-	264,000
Total current liabilities	2,454,382	2,658,741
Long-term liabilities:
Long-term portion of mining concession payable	1,400,000	1,776,186
Contingent earn out liability	2,678,580	2,678,580
Asset retirement obligation	42,492	-
Total long-term liabilities	4,121,072	4,454,766
Total liabilities	6,575,454	7,113,507
Commitment and contingencies (note 9)
Colombia Energy Resources, Inc. Stockholders' equity:
Series A convertible preferred stock, $.001 par value, Authorized 5,000,000 shares; issued and outstanding 2,900,500 shares as of June 30, 2012 and December 31, 2011, aggregate liquidation preference of $43,507,500.	2,901	2,901

Common stock, $.001 par value, 100,000,000 shares authorized, 24,026,318 shares and 23,537,006 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	24,026	23,537
Additional paid-in capital	42,419,917	41,372,351
Accumulated deficit	(32,926,828)	(25,738,555)
Accumulated other comprehensive income (loss)	98,415	(205,881)
Total Colombia Energy Resources, Inc. stockholders' equity	9,618,431	15,454,353
Non-controlling interest	1,097,525	1,362,248
Total equity	10,715,956	16,816,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,291,410	$23,930,108

See accompanying notes to unaudited condensed consolidated financial statements.

(1) Derived from the Company's audited December 31, 2011 consolidated balance sheet.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					From inception on
	For the Six Months Ended		For the Three Months Ended		November 6, 1996
	June 30,		June 30,		through June 30,
	2012	2011	2012	2011	2012

Revenue	$823	$-	$823	$-	$4,383

Cost of goods sold	1,086	-	1,086	-	1,086
Gross profit	(263)	-	(263)	-	3,297

Expenses:
General and administrative	6,740,167	4,097,818	3,448,893	2,221,913	18,894,936

Loss before other income (expenses)	(6,740,430)	(4,097,818)	(3,449,156)	(2,221,913)	(18,891,639)

Other income (expenses):
Unrealized gain (loss) on change in fair value of derivative liability-embedded conversion feature	(4,000)	6,360	-	(85,640)	233,440
Inducement expense	-	(678,550)	-	(678,550)	(682,753)
Realized gain on foreign currency, net	180,907	-	180,907	-	180,907
Interest expense, net	(165,204)	(2,089,278)	(314,100)	(888,006)	(2,967,602)
Total other income (expenses), net	11,703	(2,761,468)	(133,193)	(1,652,196)	(3,236,008)

Loss before income tax and non-controlling interest	(6,728,727)	(6,859,286)	(3,582,349)	(3,874,109)	(22,127,647)

Provision for income tax	-	-	-	-	-

Net loss before non-controlling interest	(6,728,727)	(6,859,286)	(3,582,349)	(3,874,109)	(22,127,647)

Loss attributable to non-controling interest	264,723	-	158,605	-	264,723

Net loss	(6,464,004)	(6,859,286)	(3,423,744)	(3,874,109)	(21,862,924)

Preferred stock deemed dividend		(9,134,754)	-	(9,134,754)	(9,134,754)
Preferred stock dividend paid in cash and stock	(837,529)	(100,764)	(337,186)	(100,764)	(1,929,150)

Net loss attributable to common shareholders	(7,301,533)	(16,094,804)	(3,760,930)	(13,109,627)	(32,926,828)
Other comprehensive loss:
Foreign currency translation adjustment	304,337	123,485	152,540	85,724	(98,415)

Total comprehensive loss	$(6,997,196)	$(15,971,319)	$(3,608,390)	$(13,023,903)	$(33,025,243)

Basic and diluted loss per common share
Net Loss attributable to common shareholders	$(0.29)	$(0.68)	$(0.15)	$(0.55)

Weighted average common shares	25,368,101	23,708,676	25,494,746	23,888,793

See accompanying notes to unaudited condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( UNAUDITED )

	For the six months ended June 30,		From inception on November 6, 1996
	2012	2011	through June 30, 2012

Operating Activities
Net loss	$(6,464,004)	$(6,859,286)	$(21,862,924)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation cost	490,268	596,478	1,708,231
Amortization of discount on notes payable	15,283	1,482,205	1,982,296
Amortization of debt issuance cost	75,364	285,335	453,644
Inducement expenses for convertion of convertible notes payable	-	678,550	682,753
Unrealized loss(gain) on change in fair value of derivative liability-embedded conversion feature	4,000	(6,360)	(233,440)
Depreciation expense	120,836	17,115	181,782
Non-controlling interest	(382,018)	-	(382,018)
Other	600	-	600

Changes in assets and liabilities:
Prepaid expenses and other current assets	(244,267)	(278,539)	(1,901,943)
Inventory	(362,715)	-	(362,715)
Accounts payable and accrued expenses	(1,130,961)	1,098,273	601,642
Other assets	-	(3,420)	(297,843)
Accrued interest payable	(11,589)	(48,025)	80,926
Long-term portion of mining concession payable	309,165	1,495,818	309,165

Net cash used in operating activities	(7,580,037)	(1,541,856)	(19,039,843)

Investing Activities
Acquisition of mineral rights, mining concessions and property and equipment	(563,654)	(3,911,188)	(6,190,622)

Net cash used in investing activities	(563,654)	(3,911,188)	(6,190,622)

Financing Activities
Proceeds from issuance of Series A preferred stock	-	22,000,000	22,000,000
Preferred stock issuance cost	-	(1,139,855)	(1,139,855)
Proceeds from issuance of convertible notes payable	-	-	8,020,000
Repayment of convertible notes payable	(265,000)	-	(265,000)
Proceeds from issuance of common stock and subscribed capital stock	-	87	154,750
Proceeds from exercise of stock options and stock warrants	-	5,510	13,280
Cash dividends paid	(435,076)	(33,588)	(909,200)
Advance to (payment from) officer and shareholder	-	-	41,196

Net cash provided by (used in) financing activities	(700,076)	20,832,154	27,915,171

Net increase (decrease) in cash and cash equivalents before exchange rate impact	(8,843,767)	15,379,110	2,460,879
Effect of exchange rates on cash	48,410	123,485	(223,826)

Cash & cash equivalents at beginning of period	11,256,236	5,027,656	-

Cash & cash equivalents at end of period	$2,460,879	$20,530,251	$2,460,879

Supplemental disclosure of cashflow information:
Interest paid	393,408	-	826,894

Supplemental disclosure of noncash financial information:
Deemed dividend on Series A preferred stock	$-	$9,134,754	$9,134,754
Conversion of the carrying value of notes payable and embedded derivative (net of discount) into Series A preferred stock	$-	$5,694,902	$5,782,412
Stock dividends issued	$402,453	$67,176	$1,019,950
Contingent earn our liability and non-controling interest issued in Ruku acquisition	$-	$-	$4,040,828
Inducement expense	$-	$678,550	$682,753
Initial fair value of of derivative liability-embedded conversion feature	$-	$-	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$-	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$-	$(6,439)
Extinguishment of payable to a related party	$-	$-	$41,196
Issuance of common stock for services	$-	$20,000	$20,000

See accompanying notes to unaudited condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Principles of Consolidation

Colombia Energy Resources, Inc. (the “Company”) is engaged in the business of acquiring, developing and operating metallurgical coal assets in the Republic of Colombia, South America. The Company owns coal mining concession contracts, which grant us the right to explore and exploit coal deposits, in the departments of Boyacá and Santander, areas well-known for their metallurgical coal formations, and is currently operating and developing metallurgical coal mines and conducting exploration of our coal deposits.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of June 30, 2012, and its consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2012, and cash flows for the six months ended June 30, 2012.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post-split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team. Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of June 30, 2012, LIFE owned approximately 26.1% (adjusted for dilution of shares) of the outstanding shares of the Company.

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

Effective July 28, 2010, the Company changed its name from Freedom Resources Enterprises, Inc. to “Colombia Clean Power & Fuels, Inc.”

In June 2011 we completed a non-public offering of units in which each unit consisted of 10,000 shares of Series A Preferred Stock convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $0.01 per share. Certain holders of 10% convertible promissory notes in the aggregate amount of $7,305,000 converted their notes into 730,500 shares of Series A Preferred Stock and were also granted warrants to purchase 255,675 shares of our common stock.   In addition, the Company issued an aggregate of 2,200,000 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock in consideration of aggregate cash proceeds of $22,000,000. Aggregate cash fees of $1,139,855 were paid to the placement agents.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share. The securities sold in this offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going concern. The Company has incurred recurring losses since the date of inception that resulted in an accumulated deficit attributable to common stockholders of $32,926,828 as of June 30, 2012. At that date, the Company had $2,460,879 of available cash, which is not adequate to meet its capital expenditures and operating requirements over the next 12 months (please refer to Liquidity and Capital Resources on page 24 for additional information). Accordingly, the Company is dependent upon obtaining funds from investors. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through the issuance of notes or shares of stock in the second half of 2012 in order to meet its capital expenditures and operating requirements. However, there is no assurance that the Company will be successful in raising the additional funds it needs. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of June 30, 2012 and December 31, 2011, there were no cash equivalents.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, including the fair value of stock warrants issued to brokers, as a result of the Company’s Note financing (see Note 4). Placement agent fees and other direct costs incurred in this transaction have been amortized over the life of the Notes. As of June 30, 2012, these costs have been fully amortized.

Inventory

As of June 30, 2012, inventory principally consists of raw coal extracted from the Ruku mine and is carried at the lower of cost or market. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

Property and Equipment

Property and equipment, which include ten mining concessions in the states of Santander and Boyaca, Colombia and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon recoverable proven and probable reserves of the mine and when the Company commences operation at a specific concession. Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years. Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

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

Mineral Exploration and Development Costs

The Company accounts for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 930, Extractive Activities- Mining. All exploration expenditures are expensed as incurred. Expenditures to acquire new mines (e.g. purchase of mining concessions), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

Asset Retirement Obligations

The Company follows ASC 410-20, Asset Retirement Obligations, which applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of assets. ASC 410-20 requires that we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Derivative Instruments

The Company issued convertible notes payable that were considered hybrid financial instruments that blend the characteristics of both equity and debt securities. They embodied settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The convertible notes payable also embodied contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. The Company determined that the convertible notes payable contain an embedded derivative feature that is bifurcated and accounted for as a derivative instrument in accordance with ASC No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The embedded conversion feature has been carried at fair value and marked-to-market at the end of each reporting period. The Company uses the binomial lattice model to estimate the fair value of the embedded conversion feature. See Note 4.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share were the same for the three and six-month periods ended June 30, 2012 and 2011, because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of June 30, 2012 do not include the underlying shares exercisable with respect to the 1,651,100 outstanding warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing basic loss per share in accordance with ASC No. 260.

As of June 30, 2012, the Company had outstanding stock warrants, restricted stock units, and stock options exercisable to purchase, and convertible preferred stock that were convertible into an aggregate of 21,723,139 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.

As of June 30, 2012, long-term assets of approximately $12,000,000 and $900,000 are in Colombia and in the United States, respectively. As of December 31, 2011, long-term assets of approximately $10,600,000 and $800,000 were in Colombia and in the United States, respectively.

For the six-month period ended June 30, 2012, the Company generated $823 in revenue from coal sales in Colombia.

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

The Company recognizes liabilities for uncertain positions based upon the provisions of ASC No. 740, Income Taxes. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties generated by income tax contingencies as interest expense in the consolidated statements of operations and comprehensive loss.

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

At June 30, 2012, the Company’s only previous financial liability, embedded conversion feature, was carried at fair value of $0 using Level 3 inputs, because the notes matured in the period ended June 30, 2012. The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the six-month period ended June 30, 2012:

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2011	$264,000	$264,000
Unrealized loss on change in fair value	$4,000	$4,000
Reclass to additional paid in capital on maturity of convertible notes	$(268,000)	$(268,000)
Balance, June 30, 2012	$-	$-

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the six-month period ended June 30, 2012, that are of significance to the Company.

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

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092). The Company has paid to the seller $515,000 and owes an additional $1,000,000 payable in five quarterly payments of $200,000. A portion of these amounts will offset against the per ton royalty described below. In addition, the Company has paid to Ingeominas $114,502, which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the seller a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession; 50% of this royalty will be applied to amortize the $1,200,000 in concession payments.

Otanche Mining Project

On February 11, 2011, the Company made a deposit of $100,000 to purchase three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2,500,000, of which $888,862 has been paid as of June 30, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

The acquisition was considered to be a purchase of a business and was accounted for as a purchase business combination effective when the Company obtained control of the mining assets on October 18, 2011. Accordingly, the results of operations of the acquired business are included in the Company’s consolidated financial statements beginning on October 18, 2011, the date when the Company obtained control of the mining assets.

The cost of acquiring the 70% interest is based on a series of contingent payments over the next three years related to the number of proven tons of reserves as determined by an independent engineer’s review of our exploration program multiplied by certain dollar amounts per ton. The Company initially paid $500,000 to the Assignor upon signing of the agreement in August 2011. Upon obtaining control on October 18, 2011, the Company determined the fair value at October 18, 2011 of the mining rights and other assets acquired, net of liabilities to be $4,540,828. This was allocated to the assets acquired and liabilities assumed based on estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation was as follows:

Assets Acquired and Liabilities Assumed
Property and equipment	$827,238
Concession mining rights	3,484,000
Goodwill	230,264
Taxes payable	(674)
$4,540,828

Total Purchase Price
Cash paid	$500,000
Contingent earnout liabilities	2,678,580
Noncontrolling interest	1,362,248
$4,540,828

On February 2, 2012, our Colombian subsidiary entered into a contract with Dairo Ruben Herrera Perez and Ariel Salcedo Leal in connection with the assignment of mining concession contract FI7-081. The concession is adjacent to our Rukú Mining Complex and will allow more efficient access to Rukú’s coal resources and ultimately, lower operating costs and improved safety. The concession has 17 hectares (42 acres) and metallurgical coal resources similar in quality to Rukú’s. Its permit, FI7-081, is currently in the construction or preoperative phase. Compensation for the property includes $167,079 paid at signing of the agreement on February 3, 2012 and additional $111,386 due upon governmental approval of the concession’s transfer to our Colombian subsidiary, which the Company anticipates later this year.

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

On December 27, 2011, we entered into an operations agreement with AMERALEX which allows for the immediate start of mining operations on the Boavita Mining Concession once INGEOMINAS, the Colombian state mining authority, approves the mining plan, which occurred on March 13, 2012. As compensation to AMERALEX for this right, we paid $100,000 on the date the agreement was entered into and have agreed to pay $150,000 upon approval of the agreement by our company’s board of directors. We have also agreed to pay AMERALEX a 5% royalty on monthly sales, 50% of which will be offset by the $250,000 in upfront payments. On March 15, 2012 the agreement was amended to extend its term 90 days and further define the manner in which the royalty is calculated.

3.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities of $1,943,456 and $1,697,875 as of June 30, 2012 and December 31, 2011, respectively, are broken down as follows:

	June 30, 2012	December 31, 2011
Accounts payable	$467,403	$601,128
Mining concessions payable (current portion)	1,319,285	1,018,699
Accrued payroll	156,768	78,048
TOTAL	$1,943,456	$1,697,875

4.	CONVERTIBLE NOTES PAYABLE

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

The Notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia. The Notes accrue interest at an annual rate of 10%. Principal and interest were due on June 30, 2012 and paid on and shortly thereafter that date. An amount of $430,000 was outstanding as of June 30, 2012, and was paid in full in July 2012.

The notes were considered hybrid financial instruments that blend characteristics of both equity and debt securities. They embodied settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”).  The Notes also embodied contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each reporting period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the Notes.  At June 30, 2012 and December 31, 2011, the fair value of the embedded conversion feature was estimated at $0 and $264,000 respectively. The fair value of the embedded conversion feature liability pertaining to the Notes that was converted to preferred stock was adjusted as an increase in preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and has been accreted to interest expense method through the maturity or conversion date of the Notes. The balance of the unamortized discount related to the ECF was $0 and $75,366 as of June 30, 2012 and December 31, 2011, respectively.

At the closings of the Notes issuance, the Company also issued to the Notes investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share. The total number of outstanding warrants issued in the Notes offering was 676,000 and 726,000 as of June 30, 2012 and December 31, 2011 respectively. The stock warrants were initially recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790. The fair value of the stock warrants were calculated using the Black-Scholes pricing model. The discount in notes payable is being amortized to interest expense through the maturity or conversion date of the Notes. The portion of unamortized discount pertaining to the Notes that were converted to preferred stock was adjusted as a reduction to preferred stock. The balance of the unamortized discount related to the warrants was $0 and $15,282 as of June 30, 2012 and December 31, 2011, respectively.

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

Convertible Series A Preferred Stock

On June 1, 2011, the first closing of a private placement of a minimum of 200 units and a maximum of 300 units for a purchase price of $100,000 per unit was completed.  Each Unit consists of 10,000 shares of our Series A Preferred Stock, which shares initially are convertible into an aggregate of 50,000 shares of common stock at any time and a five-year stock purchase warrant entitling the holder thereof to purchase 3,500 shares of Common Stock for $.01 per share. At the first closing of the offering, certain holders of 10% convertible promissory notes converted their notes into shares of Series A Preferred Stock and were also granted warrants to purchase shares of common stock at the rate of 3,500 shares for each $100,000 aggregate principal amount of notes converted.   In the first closing, an aggregate of 2,920,500 shares of Series A Preferred Stock and warrants to purchase 1,022,175 shares of Common Stock were issued, in consideration of aggregate cash proceeds of $22,000,000 and the conversion of notes in the aggregate principal amount of $7,305,000. Holders of the Series A preferred stock are entitled to certain rights and preferences over the common stock as described below. Aggregate cash fees of $1,139,855 were paid to the placement agents at the first closing.  In addition, the placement agents were issued five-year warrants, substantially similar to the warrants sold in the offering, to purchase an aggregate of 480,000 shares of common stock for an exercise price of $2.00 per share.

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

The Series A Preferred Stock is subject to mandatory conversion by the company commencing November 30, 2012, if the closing bid price of the company’s common stock exceeds 2.5 times the then-applicable conversion price for 60 consecutive days. The Series A Preferred Stock is also subject to mandatory conversion beginning on the date that 60% or more of the shares of Series A Preferred issued on June 1, 2011 have been converted to common stock through voluntary conversion.

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

Stock Options

The Company is seeking to recruit and retain experienced professionals from the global energy, natural resource development and mining industries. The Company will seek to offer compensation that is commensurate with the qualifications of future employees and advisors, including the ability to offer equity participation with vesting provisions typical of early-stage public companies. On May 12, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (“Incentive Plan”), which gives the Company the ability to grant stock options, stock appreciation rights (“SARs”), restricted stock and stock bonuses (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of the Company’s board of directors of the Company or the Company’s subsidiaries. The Incentive Plan was amended on August 31, 2011.

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

The aggregate grant date fair value of stock option awards granted was determined in accordance with ASC Topic 718. The Company uses the Black-Scholes Options Pricing Model (Black-Scholes) to estimate fair value of its stock-based awards. Black-Scholes requires various judgmental assumptions, including estimating stock price volatility, expected option life and forfeiture rates. If the Company had made different assumptions, the amount of its deferred stock-based compensation, stock-based compensation expense, net loss and net loss per share amounts could have been significantly different. The Company believes that it has used reasonable methodologies, approaches and assumptions to determine the fair value of its common stock and that deferred stock-based compensation and related amortization were recorded properly for accounting purposes. If any of the assumptions used change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The following table sets forth the number of options granted and outstanding and the weighted average exercise price stock option activity for the six months ended June 30, 2012:

			Weighted average
	Number of shares	Weighted average	remaining
	subject to option	exercise price	contractual term
Outstanding at December, 31, 2011	3,738,334	$2.86	4.5
Granted during the period	367,200	$3.10
Forfeited / canceled / expired during the period	(187,500)	$2.27
Exercised during the period	-	$-
Outstanding at June 30, 2012	3,918,034	$2.82	4.5
Exercisable at June 30, 2012	1,098,885	$-	4.1
Shares vested and expected to vest at June 30, 2012	3,918,034	$2.82	4.5

The weighted-average exercise price per share for the options granted during the six month period ended June 30, 2012 and 2011 was $3.10 per share and $3.17 per share, respectively. The total intrinsic value of options exercisable during the six months ended June 30, 2012 and 2011 was $57,750 and $256,200, respectively.

During the six months ended June 30, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0 and $57,500, respectively, and the total amount of cash received from exercise of these options was $0 and $7,250, respectively. The total grant date fair value of stock options vested during the six months ended June 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively. Stock compensation expense was $490,268 and $596,478 during the six months ended June 30, 2012 and 2011, respectively, and $1,708,231for the cumulative period from November 6, 1996 (date of inception) through June 30, 2012.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0.05	530,000	4.0	$0.05	105,000	$0.05
$1.50	175,000	4.4	$1.50	81,250	$1.50
$1.70	117,200	4.6	$1.70	38,676	$1.70
$2.50	1,908,334	4.7	$2.50	577,084	$2.50
$3.00	50,000	4.6	$3.00	12,500	$3.00
$5.00	1,137,500	4.6	$5.00	284,375	$5.00
	3,918,034			1,098,885

Stock Warrants

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 676,000 shares had not been exercised as of June 30, 2012. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share. The value of these warrants at issuance had been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010.  All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of 1,025,675 shares of common stock to the investors in the Stock Financing on June 1, 2011.  Of those warrants, 975,100 shares had not been exercised as of June 30, 2012. All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share. In addition, 480,000 in stock warrants were issued to security brokers in the stock offering. All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.00 per share.   Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers was reported as an increase and decrease in additional paid-in capital. The fair value of the warrants issued to the holders of the Notes that were converted to Series A preferred stock was estimated at $682,753 using the Black-Scholes pricing model, and was accounted for as an increase in additional paid-in capital and expense.

A summary of the stock warrants activity for the six-month period ended June 30, 2012 is presented below:

	Number of Shares	Excercise Price
Outstanding at December 31, 2011	2,725,240	$0.81
Granted	-	$-
Exercised	(53,500)	$(0.01)
Cancelled	-	$-
Outstanding at June 30, 2012	2,671,740	$0.83

At June 30, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Stock Warrants Outstanding			Stock Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.01	1,651,100	4.0	$0.01	1,651,100	$0.01
$1.89	100,000	5.0	$1.89	100,000	$1.89
$2.00	580,000	4.5	$2.00	580,000	$2.00
$2.50	340,640	3.5	$2.50	340,640	$2.50
	2,671,740			2,671,740

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

On January 3, 2012, RSU’s of 214,200 were awarded to the non-employee directors of the Company. The RSU’s vested on the date of the annual shareholders meeting which was May 8, 2012. On this date, an additional 416,665 in RSU’s were awarded to the outside directors. The total fair value related to the 214,200 RSU’s outstanding on June 30, 2012 was $220,222.

6.	EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Net Loss Attributable to Common Shareholders	$(7,301,533)	$(16,094,804)	$(3,760,930)	$(13,109,627)

Weighted Average Shares Used in Basic and Diluted Calculation	25,368,101	23,708,676	25,494,746	23,888,793

Loss Per Share Basic and Diluted	$(0.29)	$(0.68)	$(0.15)	$(0.55)

The Company’s issued and outstanding common shares as of December 30, 2011 do not include for the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing loss per share in accordance with ASC No. 260.

7.	RELATED PARTY TRANSACTIONS

At June 30, 2012, LIFE owned approximately 26.1% (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010. The note was converted to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. As of July 18, 2012, the fee was reduced to $12,500 per month. Total management fees and expenses during the six-month period ended June 30, 2012 were $178,299 compared with $160,000 for the six-month period ended June 30, 2011. The accrued management fees payable as of June 30, 2012 and December 31, 2011 were $25,000 and $25,000, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

8.	COMMITMENTS AND CONTINGENCIES

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase two coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of June 30, 2012, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by the Company from these concessions.

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092) that forms the North Block Mining Project. The Company has paid to the seller $515,000 and owes an additional $1,000,000 payable in five quarterly payments of $200,000. In addition, the Company has paid to Ingeominas $114,502, which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by the Company from this concession.

On February 11, 2011, the Company deposited $100,000 for three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2,500,000, of which $888,862 has been paid as of June 30, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

All the mining concessions are in the exploration phase. While in the exploration and construction phase, royalties to the government are owed based on the applicable minimum wage rate times the number of hectares. Once the concessions enter the production phase, royalties owed to the government are equal to 5% of revenues. Each concession has a 30 year production phase, less the total time spent in exploration and construction.

Management and Services Agreement with LIFE

On August 3, 2010, we entered into a Management and Services Agreement with LIFE Power & Fuels LLC, a Delaware limited liability company and one of our principal shareholders, pursuant to which LIFE agreed to provide certain corporate,  financial, and merger and acquisition advisory services and assistance with securing equipment leases and other equipment financing.  In exchange for its services, LIFE is entitled to receive a monthly fee equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us; provided, however, that such monthly fee shall not be less than $25,000.  As of July 17, 2012, the fee was reduced to $12,500 per month. The term of the Management Agreement was initially 36 months, but the agreement shall automatically renew for successive 12-month periods unless it is terminated by either party in writing. Upon termination, and for a period of five years thereafter, LIFE will continue to be entitled to receive an amount equal to the lesser of 1% of our gross coal sales or $2 per ton of coal sold by us from all mines and coking facilities on concessions acquired or coke projects initiated during the term of the Management Agreement. During the initial term of this agreement, we have agreed to pay a minimum of $900,000 to LIFE.

Lease Commitments

The Company and its subsidiary in Colombia lease their current office facilities under non-cancelable operating lease agreements that expire in 2016. The future minimum lease payments under these operating leases are as follows:

	Bogota Quantum	San Anselmo, CA	Minimum
	Operating Lease	Operating Lease	Lease Payment
Year ending December 31:
2013	$197,377	$5,130	$202,507
2014	197,377	-	197,377
2015	197,377	-	197,377
2016	115,136	-	115,136
Total	$707,267	$5,130	$712,397

Asset Retirement Obligation

In Colombia, the Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. Three months prior to the expected date of completion, the Company is required to provide a plan for restoration and abandonment and estimate its cost. At June 30, 2012 the Company has estimated its asset retirement obligation to be $42,942.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the unaudited interim consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the unaudited interim financial statements.

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

Description of Business

We currently engage in the business of acquiring and developing metallurgical coal mines in the Republic of Colombia, South America. We own and control mining concessions in the departments of Boyaca and Santander which were selected because of their large metallurgical coal resources and their location near the Magdalena River, which is expected in the near future to be a major shipping route for our coal to certain export markets.

Colombian coal is recognized worldwide for its high-heat-value, low-ash and low-sulfur contents. Investment and development of sustainable coal mining is an important priority for the Colombian government; coal is the nation’s second largest export item after oil. In Colombia, the sub-soils are owned by the state. Private companies operate coal mines under concession contracts with the state. Colombia is the world’s tenth largest producer and fourth largest exporter of coal, with an estimated 7 billion metric tons (“MT”) of recoverable reserves and 17 billion MT of potential reserves.

Business Developments

During the second quarter of 2012, we had the following major developments:

•	On June 12, 2012, the Board of Directors approved an arrangement whereby senior management and other employees, at the discretion of the Chief Executive Officer, will take a portion of their salary, as determined by the CEO, in shares of common stock of the Company, for six months starting in July 2012. In addition, members of the Board of Directors will also take the entire cash portion of their board compensation in shares of common stock of the Company during this six-month period. The shares to be issued to directors and employees in lieu of cash compensation will be issued monthly in an amount equal to 1.25 times the value of the cash compensation based upon the prior three days’ average closing price prior to the issuance of the shares.
•	On July 19, 2012 our Colombian subsidiary Colombia Clean Power SAS (“CCP”) entered into an option contract covering mining concession contract FFB-081 and related assets. This contract replaces the earlier option contract for this concession signed on October 7, 2011. Under the new agreement we have until October 16, 2012, to complete preliminary geological and mining exploration work to determine whether the deposit has the expected mineral resources and to determine its operational and social viability. If this preliminary program does not conclude that the expected mineral resources are available or can be extracted economically, we have an additional 18 months, with an extra period of up to six months, to determine the probable and proven reserves existing within the deposit. We can exercise the option to purchase all of the rights and mining obligations of the concession and related assets through the completion of this exploratory work. This new contract establishes two different scenarios for payment of the concession and related assets transfer. The first is a $45,000,000 fixed price due in installments over four years; the second scenario is one where the purchase price determination is subject to the establishment of proven reserves through drilling and exploration. The purchase price is capped at $85,000,000. CCP has the option to choose either scenario by October 15, 2012. The new agreement does not affect the existing association contract dated March 15, 2012 for mining exploration on this concession.
•	As reported in the Company’s first quarter 2012 Form 10-Q, the Company resumed production at its Ruku Mining Complex on April 17, 2012, after being halted temporarily in February due to vandalism. Total coal production during the quarter ended, June 30, 2012 amounted to 2,219 tons.
•	During June and July 2012, the Company delivered approximately 3,000 tons of coal to a third-party customer, located in Boyaca. The Company currently has an Account Receivable of approximately $200,000 with this customer.

Exploration

Exploration of our properties for purposes of mine planning and resource evaluation is and will continue to be a high priority. The initial exploration work in each area has been concentrated along coal seam outcrops and in mine workings at Boavita and Rukú. At Otanche, general exploration drilling has been underway in part of the area for over one year.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed exploration and development expenditures in the first six months of 2012 related to our properties. Certain expenditures, such as expenses for mining or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Six-Month Period Ended June 30, 2012 and 2011

Our revenues since inception total $4,383 and we have a cumulative net loss of $21,862,924 from inception through June 30, 2012. We had revenue from coal sales for the six months ended June 30, 2012 totaling $823 as compared to zero for the first six months of 2011. For the six months ended June 30, 2012, our net loss was $6,464,004 compared to $6,859,286 for the same period in 2011. The decrease in our net loss was due to lower other expenses, principally lower net interest expense, and the absence of inducement expenses, which the Company incurred in the 2011 period, partially offset by increased general and administrative expenses, largely due to increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations at Ruku, during the first quarter of 2012, as well as interest expense related to our Convertible Note offering completed in December 2010. Expenses during the six months ended June 30, 2012, consisted of $6,740,167 in general and administrative expense and total other income, net of $11,703. Expenses during the same period in 2011 consisted of $4,097,818 in general and administrative expenses and $2,761,468 in total other expenses, net, including $2,089,278 in net interest expense. Net loss attributable to common shareholders in the six months ended June 30, 2012 amounted to $7,301,533 (or $0.29 per share) compared to a Net loss attributable to common shareholders of $16,094,804 (or $0.68 per share) in the six months ended June 30, 2011, based on weighted averages of 25,368,101 and 23,708,676 in shares outstanding during the respective periods.

	Six Months Ended June 30,
	2012	2011
Gross Profit	$(263)	$-

General and Adminstrative Expenses:
Drilling and exploration expenses	722,022	864,518
Payroll expenses	2,646,143	1,229,523
Professional fees	2,099,382	1,567,818
Office administration	788,323	171,751
Travel, meals, entertainment and relocations	283,126	198,670
Insurance, depreciation and other expenses	201,171	65,538
Total General and Administrative expenses	6,740,167	4,097,818

Unrealized loss (gain) on change in fair value of
derivative liability-embedded conversion feature	4,000	(6,360)
Inducement Expense	-	678,550
Interest and other expense (income), net	(15,703)	2,089,278

Net loss before non-controlling interest	6,728,727	6,859,286

Loss attributable to non-controlling interest	264,723	-

Net loss	$6,464,004	$6,859,286

Expenses for the six-month period ended June 30, 2012 decreased from the comparable period in 2011 due to the following:

•	$142,496 decrease in drilling and exploration expenses, which reflects reduced expenditures at Ruku and Otanche;
•	$1,416,620 increase in salaries, benefits and payroll expenses which reflect the start-up of operations at the Ruku mine during the fourth quarter of 2011 and an increase in professional staff at the head office in Bogota in conjunction with our expanded operations;
•	$531,564 increase in professional fees, primarily for legal, accounting, engineering, geological, environmental and community social responsibility consulting services, as we expanded our operations;
•	$616,572 increase in office administration, which reflects higher rent, utilities, telecommunications, internet services and office maintenance and supplies as a result of our relocation to larger office space in the fourth quarter of 2011, and increased security expenses as a result of the Ruku mine start-up and the vandalism event which occurred in February 2012;
•	$84,456 increase in travel, meals, entertainment and relocations related to the addition of personnel and the expansion of operations;
•	$135,633 increase in insurance, depreciation and other expenses principally due to the investment in leasehold improvements at our larger, new offices and mine-related equipment;
•	a $4,000 loss, in the six-month period of 2012, compared to a $6,360 gain, in the six-month period of 2011, on the change in the fair value of derivative liability-embedded conversion feature of the Notes, where such notes have either been converted to our Series A convertible preferred stock or been repaid;
•	the absence of $678,550 in inducement expense, which was incurred in the 2011 six-month period;
•	a $2,104,981 decrease in interest and other expense, net, as during the six-month period of 2012, the Company recognized a $180,907 foreign currency translation gain which more than offset net interest expense of $165,254, which compares to the $2,089,278 in interest expense, net, incurred in the six-month period ended June 30, 2011, the decrease in such expense primarily reflecting the conversion of a majority of the Notes into Series A convertible preferred stock in June and July 2011, with the remainder repaid in June and July 2012; and
•	a $264,723 net loss attributable to a non-controlling interest, reflecting the start-up of operations at the Ruku mine.

Three-Month Period Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, our net loss was $3,423,744 compared to $3,874,109 for the same period in 2011. Expenses during the three months ended June 30, 2012, consisted of $3,448,893 in general and administrative expense and $133,193 in total other expenses, net. Expenses during the same period in 2011 consisted of $2,221,913 in general and administrative expenses and other expenses, net of $1,652,196, including $888,006 in net interest expense and $678,550 in inducement expense. Net loss attributable to common shareholders in the three months ended June 30, 2012 amounted to $3,760,930 (or $0.15 per share) compared to a Net loss attributable to common shareholders of $13,109,627 (or $0.55 per share) in the three months ended June 30, 2011, which included a Preferred Stock Deemed Dividend of $9,134,754. Per share amounts were based on weighted average shares outstanding in the three-month periods of 2012 and 2011 of 25,494,746 and 23,888,793 respectively.

	Three Months Ended June 30,
	2012	2011
Gross Profit	$(263)	$-

General and Adminstrative Expenses:
Drilling and exploration expenses	354,015	532,430
Payroll expenses	1,432,918	649,609
Professional fees	984,744	774,683
Office administration	434,627	60,912
Travel, meals, entertainment and relocations	122,561	136,894
Insurance, depreciation and other expenses	120,028	67,385
Total General and Administrative expenses	3,448,893	2,221,913

Unrealized loss (gain) on change in fair value of
derivative liability-embedded conversion feature	-	85,640
Inducement Expense	-	678,550
Interest and other expense (income), net	133,193	888,006

Net loss before non-controlling interest	$3,582,349	$3,874,109

Loss attributable to non-controlling interest	158,605	-

Net loss	$3,423,744	$3,874,109

Expenses for the three months ended June 30, 2012 decreased from the comparable period of 2011 due to the following:

•	$178,415 decrease in drilling and exploration expenses, which reflects reduced expenditures at Ruku and Otanche;
•	$783,309 increase in salaries, benefits and payroll expenses which reflect the start-up of operations at the Ruku mine during the fourth quarter of 2011 and an increase in professional staff at the head office in Bogota in conjunction with our expanded operations;
•	$210,061 increase in professional fees, primarily for legal, accounting, engineering, geological, environmental and community social responsibility consulting services, as we expanded our operations;
•	$373,715 increase in office administration, which reflects higher rent, utilities, telecommunications, internet services and office maintenance and supplies as a result of our relocation to larger office space in the fourth quarter of 2011, and increased security expenses as a result of the Ruku mine start-up and the vandalism event which occurred in February 2012;
•	$14,333 decrease in travel, meals, entertainment and relocations, reflecting a reduction in relocation expenses;
•	$52,643 increase in insurance, depreciation and other expenses principally due to the investment in leasehold improvements at our larger, new offices and mine-related equipment;
•	the absence of a $85,640 unrealized loss change in the fair value of the derivative liability-embedded conversion feature of the Notes, recognized in the six-month period of 2011, where such notes have either been converted to our Series A convertible preferred stock or been repaid;
•	the absence of $678,550 in inducement expense, which was incurred in the 2011 six-month period;
•	a $754,813 decrease in interest and other expense, net, as during the three months ended June 30, 2012, the Company recognized a $180,907 foreign currency translation gain which partially offset net interest expense of $314,100, which compares to the $888,006 in interest expense, net, incurred in the three-month period ended June 30, 2011, the decrease in such expense primarily reflecting the conversion of a majority of the Notes into Series A convertible preferred stock in June and July 2011, with the remainder repaid in June and July 2012; and
•	a $158,605 net loss attributable to a non-controlling interest, reflecting the start-up of operations at the Ruku mine.

Liquidity and Capital Resources

At June 30, 2012, we had $2,460,879 in cash and $1,922,329 in working capital. At June 30, 2012, we also had total long term liabilities of $4,121,072. We anticipate funding our operating expenses with additional financings of debt and/or equity securities.

Management expects that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth. Our operating losses have been funded through the issuance of equity securities and borrowings. We will need additional funding in order to continue our business operations. Our cash balance as of July 31, 2012 was $933,000. While we have significantly reduced payroll and other costs, the cash balance is not sufficient to fund more than two months of operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

Property and Equipment

Property and equipment, which include ten mining concessions in the departments of Santander and Boyaca Colombia and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon recoverable proven and probable reserves of the mine and when the Company commences operation. Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years. Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

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

Mineral Exploration and Development Costs

We account for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 930, Extractive Activities - Mining. All exploration expenditures are expensed as incurred. Expenditures to acquire new mines (e.g. purchase of mining concessions), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

Asset Retirement Obligations

The Company follows ASC 410-20, Asset Retirement Obligations, which applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of assets. ASC 410-20 requires that we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following risks and other information in this Quarterly Report, including the financial statements, as well as in our most recent Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

We have limited cash available for operations and if we are unable to secure additional funding quickly we may be unable to continue our current business operations.

As of July 31, 2012, we had approximately US$933,000 in cash available to fund our operations. We expect that these funds together with revenues from coal sales and anticipated funding from operations and equipment lease financing will be sufficient to meet our cash flow requirements for approximately two months. If we are unable to secure additional funding, we may not be able to continue our current operations or we may be required to change our current business plan. We presently do not have any sources of additional funding. We may be unable to secure additional financing on terms acceptable to us, or at all. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership of existing stockholders may be diluted and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our common or preferred stock. Such securities may also be issued at a discount to the fair market value of our common stock, resulting in possible further dilution to the book value per share of our common stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility. Certain of our outstanding securities contain protections from issuances of additional securities below $2.00 per share which could result in additional shares being issued in the event of sales of equity or equity-linked securities below such price.

We have substantial commitments associated with the acquisition of our current mining properties which if not met could result in breach of the agreements and loss of the mining concessions.

During the period ending December 31, 2012, we have future obligations to pay an aggregate of approximately US$2,300,000 to satisfy the payment terms of the acquisition contracts for our current mining concessions. We do not have sufficient funds available to meet all of these obligations and will require additional funding to satisfy these contractual payments. Without the additional funding and if we are unable to negotiate more lenient payment terms, we may not be able to retain all of our mining concessions. We currently have no arrangements to extend any payments under these purchase contracts and there is no assurance that we would be able to negotiate such arrangements or if we are able to negotiate extensions of the required payments, that we would be able to do so under terms which would be acceptable or advantageous to us. Any arrangements to extend payments may require increased future payments or the issuance of additional consideration which could have a material negative effect on our future cash flow requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 12, 2012, the Board of Directors approved an arrangement whereby senior management and other employees, at the discretion of the Chief Executive Officer, will take a portion of their salary, as determined by the CEO, in shares of common stock of the Company, for six months starting in July 2012. In addition, members of the Board of Directors will also take the entire cash portion of their board compensation in shares of common stock of the Company during this six-month period. The shares to be issued to directors and employees in lieu of cash compensation will be issued monthly in an amount equal to 1.25 times the value of the cash compensation based upon the prior three days average traded price prior to the issuance of the shares. The Board of Directors has granted authority to the CEO to lengthen the period of time during which stock may be issued in lieu of cash compensation by mutual agreement between the CEO and each member of senior management, employee or director. On July 1, 2012, 122,887 shares of common stock were issued to various employees and 60,026 shares of common stock were issued to the outside directors of the Company in lieu of cash compensation. Each of the recipients of Common Stock was an accredited investor at the time of the share issuance. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distributions.

On June 15, 2012, stock dividend payments were made to the 26 holders of Series A Preferred Stock totaling 217,542 shares of common stock. Each of the holders of the Series A Preferred Stock was an accredited investor at the time of the dividend distribution. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distributions.

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

Colombia Energy Resources, Inc.

August 17, 2012	By:	/s/ Ronald G. Stovash
Ronald G. Stovash, President and Chief Executive Officer (Principal Executive Officer)

August 17, 2012	By:	/s/ Brian L. Miller
Brian L. Miller, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

[Jim: Let me know if there were any material agreements entered into during the first quarter that haven’t been filed as exhibits before]

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101. INS	XBRL Instance Document(1)

101. SCH	XBRL Taxonomy Extension Schema Document(1)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101. LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

