Form 10-Q/A
period 2012-06-30
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-09-04
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Colombia Energy Resources, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

Colombia Energy Resources, Inc.

Date: September 4, 2012	By	/s/ Brian Miller
Brian Miller, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(1)

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)(1)

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.		XBRL Taxonomy Extension Presentation Linkbase Document

(1) These exhibits were previously included in the Quarterly Report of Colombia Energy Resources, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.