Form 10-K/A
period 2011-12-31
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-11-06
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K of Colombia Energy Resources, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as previously amended, (the “Original Filing”) which was filed with the Securities and Exchange Commission on March 30, 2012, and on April 3, 2012, and October 26, 2012. The amendment filed on   October 26, 2012, was solely to amend Item 15 of Part IV to refile Exhibit 23.1 with revised redacted information. The Company is filing this Amendment No. 3 solely to include the Annexes to Exhibit 23.1 which were inadvertently omitted in the previous filing.

Except as described above, this Amendment No. 3 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to December 31, 2011.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

The following exhibit is filed with this amended report:

10.23	Option Contract for the Acquisition of Rights of a Mining Title dated October 7, 2011 for Mining Concession Contract FFB-081 (English translation) (confidential information has been redacted)

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

Date: November 5, 2012	By:	/s/Edward P. Mooney
Edward P. Mooney
Interim Chief Executive Officer
(Principal executive officer)

4