Form 10-Q
period 2012-09-30
COLOMBIA ENERGY RESOURCES, INC.
filed 2012-11-19
CIK 1045390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,879,554 shares of common stock, par value $0.001 per share, were outstanding as of November 13, 2012.

COLOMBIA ENERGY RESOURCES, INC.

FORM 10-Q

SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$177,293	$11,256,236
Accounts receivable	220,600	-
Prepaid expenses and other current assets	767,143	1,264,647
Inventory	224,151	-
Total current assets	1,389,187	12,520,883
Property and equipment, net:
Land	1,253,757	1,091,257
Mineral rights and mining concessions	6,703,901	8,094,361
Equipment	2,249,524	1,231,114
Construction in progress	875,786	820,800
Total	11,082,968	11,237,532
Less- accumulated depreciation	(255,281)	(61,991)
Property and equipment, net	10,827,687	11,175,541
Goodwill	230,264	230,264
Other assets	-	3,420
TOTAL ASSETS	$12,447,138	$23,930,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,297,157	$1,697,875
Convertible notes payable (net of discount)	-	604,351
Interest payable	-	92,515
Derivative liability - embedded conversion feature	-	264,000
Total current liabilities	2,297,157	2,658,741
Long-term liabilities:
Long-term portion of mining concessions payable	800,000	1,776,186
Contingent earn out liability	2,678,580	2,678,580
Asset retirement obligation	42,492	-
Total long-term liabilities	3,521,072	4,454,766
Total liabilities	5,818,229	7,113,507
Commitments and contingencies (note 8)

Colombia Energy Resources, Inc. stockholders' equity:
Series A convertible preferred stock, $.001 par value, authorized 5,000,000 shares; issued and outstanding 2,900,500 shares as of September 30, 2012 and December 31, 2011, aggregate liquidation preference of $43,507,500.	2,901	2,901

Common stock, $.001 par value, 100,000,000 shares authorized, 24,243,860 shares and 23,537,006 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	24,244	23,537
Additional paid-in capital	42,433,664	41,372,351
Accumulated deficit	(36,828,365)	(25,738,555)
Accumulated other comprehensive gain (loss)	66,055	(205,881)
Total Colombia Energy Resources, Inc. stockholders' equity	5,698,499	15,454,353
Non-controlling interest	930,410	1,362,248
Total equity	6,628,909	16,816,601
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,447,138	$23,930,108

See accompanying notes to condensed consolidated financial statements.

(1) Derived from the Company's audited December 31, 2011 consolidated balance sheet.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From inception on
	For the Nine Months Ended		For the Three Months Ended		November 6, 1996
	September 30,		September 30,		through September 30,
	2012	2011	2012	2011	2012

Revenue	$219,870	$-	$219,047	$-	$223,430

Cost of goods sold	(166,938)	-	(165,852)	-	(166,938)
Gross profit	52,932	-	53,195	-	56,492

Expenses:
General and administrative	10,472,855	7,071,009	3,732,689	2,973,191	22,627,625

Loss before other income (expenses)	(10,419,923)	(7,071,009)	(3,679,494)	(2,973,191)	(22,571,133)

Other income (expenses):
Unrealized gain (loss) on change in fair value of derivative liability-embedded conversion feature	(4,000)	(15,560)	-	(21,920)	233,440
Inducement expense	-	(682,753)	-	(4,203)	(682,753)
Realized gain on foreign currency, net	299,392	-	118,485	-	299,392
Interest expense, net	(170,076)	(2,158,195)	4,872	(68,917)	(2,972,474)
Total other income (expenses)	125,316	(2,856,508)	123,357	(95,040)	(3,122,395)

Loss before income tax and non-controlling interest	(10,294,607)	(9,927,517)	(3,556,137)	(3,068,231)	(25,693,528)

Provision for income tax	-	-	-	-	-

Net loss before non-controlling interest	(10,294,607)	(9,927,517)	(3,556,137)	(3,068,231)	(25,693,528)

Loss attributable to non-controling interest	451,159	-	186,436	-	451,159

Net loss	(9,843,448)	(9,927,517)	(3,369,701)	(3,068,231)	(25,242,369)

Preferred stock deemed dividend		(9,134,754)	-	-	(9,134,754)
Preferred stock dividend paid in cash and stock	(1,359,621)	(550,533)	(522,092)	(449,769)	(2,451,242)

Net loss attributable to common shareholders	(11,203,069)	(19,612,804)	(3,891,793)	(3,518,000)	(36,828,365)
Other comprehensive loss:
Foreign currency translation adjustment	271,921	(79,394)	120,125	(202,879)	66,055

Total comprehensive loss	$(10,931,148)	$(19,692,198)	$(3,771,668)	$(3,720,879)	$(36,762,310)

Basic and diluted loss per common share
Net Loss attributable to common shareholders	$(0.44)	$(0.83)	$(0.15)	$(0.14)

Weighted average common shares	25,483,533	23,545,714	25,712,887	24,977,872

See accompanying notes to unaudited condensed consolidated financial statements.

COLOMBIA ENERGY RESOURCES, INC

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( UNAUDITED )

			From inception on
			November 6, 1996
	For the nine months ended September 30		through September 30,
	2012	2011	2012

Operating Activities
Net loss	$(9,843,448)	$(9,927,517)	$(25,242,369)

Adjustment to reconcile net loss to net cash used by operating activities:
Stock compensation cost	417,219	944,116	1,635,182
Amortization of discount on notes payable	15,283	1,535,074	1,982,296
Amortizatin of debt issuance cost	75,364	302,497	453,644
Inducement expenses for convertion of convertible notes payable	-	682,753	682,753
Unrealized loss(gain) on change in fair value of derivative liability-embedded conversion feature	4,000	15,560	(233,440)
Depreciation expenses	187,448	34,769	248,394
Non-controlling interest	(542,268)	-	(542,268)
Other	600	-	600

Changes in assets and liabilities:
Accounts receivable	(221,268)	-	(221,268)
Prepaid expenses and other current assets	533,192	(620,693)	(1,124,484)
Inventory	(224,151)	-	(224,151)
Accounts payable and accrued expenses	(1,305,895)	448,589	426,708
Dividends payable	435,075	-	435,075
Other assets	-	(460,226)	(297,843)
Accrued interest payable	(92,515)	(35,849)	-
Long-term portion of mining concession payable	1,117,182	1,362,237	1,117,182

Net cash used in operating activities	(9,444,182)	(5,718,690)	(20,903,989)

Investing Activities
Acquisition of mineral rights, mining concessions and property and equipment	(522,617)	(3,783,927)	(6,149,585)

Net cash used in investing activities	(522,617)	(3,783,927)	(6,149,585)

Financing Activities
Proceeds from issuance of Series A preferred stock	-	22,000,000	22,000,000
Preferred stock issuance cost	-	(1,139,855)	(1,139,855)
Proceeds from issuance of convertible notes payable	-	-	8,020,000
Repayment of convertible notes payable	(695,000)	-	(695,000)
Proceeds from issuance of common stock and subscribed capital stock	-	87	154,750
Proceeds from exercise of stock options and stock warrants	-	11,180	13,280
Cash dividends paid	(435,076)	(256,107)	(909,293)
Advance to (payment from) officer and shareholder	-	-	41,196

Net cash provided by (used in) financing activities	(1,130,076)	20,615,305	27,485,078

Net increase (decrease) in cash and cash equivalents before exchange rate impact	(11,096,875)	11,112,688	431,504
Effect of exchange rates on cash	17,932	(79,394)	(254,211)

Cash & cash equivalents at beginning of period	11,256,236	5,027,656	-

Cash & cash equivalents at end of period	$177,293	$16,060,950	$177,293

Supplemental disclosure of cashflow information-
Interest paid	$161,948	$393,408	$595,434

Supplemental disclosure of noncash financial information:
Deemed dividend on Series A preferred stock	$-	$9,134,754	$9,134,754
Conversion of the carrying value of notes payable into Series A preferred stock	$-	$3,882,271	$5,782,412
Stock dividends issued	$489,466	$294,426	$1,220,130
Reversal of unamortized debt issuance cost pertaining to notes payable converted to Series A preferred stock	$-	$(667,808)	$667,808
Contingent earn our liability and non-controling interest issued in Ruku acquisition	$-	$-	$4,040,828
Inducement expense	$-	$-	$682,753
Initial fair value of of derivative liability-embedded conversion feature	$-	$-	$(3,072,000)
Issuance of stock warrants in connection with debt	$-	$-	$(2,733,508)
Issuance of common stock in connection with conversion of note payable	$-	$-	$(6,439)
Extinguishment of payable to a related party	$-	$-	$41,196
Issuance of common stock for services	$-	$20,000	$20,000

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Although the Company commenced limited production in December 2011, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at its properties. As a result, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred and unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and exploration activities have been and will continue to be expensed as incurred. Certain expenditures, such as for mining equipment or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain as an exploration stage company for the foreseeable future. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet the SEC guidelines.

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

The Company’s current operations are focused on production, exploration and development activities but such activities are currently limited as we seek out additional capital.

Through its wholly-owned subsidiaries, the Company owns 100% of Colombia Clean Power S.A.S. (formerly known as Energia Andina Santander Resources S.A.S.), a Colombian company established to acquire and develop coal concessions. Colombia Clean Power S.A.S.’s corporate offices are located in Bogota, Colombia.

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

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the Company’s consolidated financial position as of September 30, 2012, and its consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2012, and cash flows for the nine months ended September 30, 2012.

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

On May 6, 2010, the Company entered into a subscription agreement (the “Subscription Agreement”) with LIFE Power & Fuels, LLC (“LIFE”), pursuant to which it issued to LIFE 19,080,000 (post-split) shares of its common stock, which shares represented approximately 94.1% of its issued and outstanding shares of common stock at such time, elected one new director to its board of directors and changed its management team. Concurrently with the closing of the transactions contemplated by the Subscription Agreement, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, and adopted a new plan of operations. Subsequently, LIFE sold approximately 4,800,000 shares of the Company's common stock to certain related parties. Also, in March 2011, LIFE distributed 2,159,996 shares of the Company’s common stock to LIFE’s limited partner investors. As of September 30, 2012, LIFE beneficially owned approximately 47% of the outstanding shares of the Company.

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

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP which contemplates continuation of the Company as a going concern. The Company has incurred recurring losses since the date of inception that resulted in an accumulated deficit attributable to common stockholders of $36,828,365 as of September 30, 2012. At that date, the Company had $177,293 of available cash, which is not adequate to meet its capital expenditures and operating requirements over the next 12 months (please refer to Liquidity and Capital Resources on page 25 for additional information). Accordingly, the Company is dependent upon obtaining funds from investors. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to raise additional funds through the issuance of notes or shares of stock in the fourth quarter of 2012 in order to meet its capital expenditures and operating requirements. However, there is no assurance that the Company will be successful in raising the additional funds it needs. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. As of September 30, 2012 and December 31, 2011, there were no cash equivalents.

Other Current Assets and Other Assets

Other current assets and other assets include direct expenses incurred, including the fair value of stock warrants issued to brokers, as a result of the Company’s Note financing (see Note 4). Placement agent fees and other direct costs incurred in this transaction have been amortized over the life of the Notes. As of September 30, 2012, these costs have been fully amortized.

Inventory

As of September 30, 2012, inventory principally consists of raw coal extracted from the Ruku mine and is carried at the lower of cost or market. Coal inventory costs include labor, supplies, equipment, operating overhead and other related costs.

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

Derivative Instruments

The Company issued convertible notes payable that were considered hybrid financial instruments that blend the characteristics of both equity and debt securities in December 2010. They embodied settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”). The convertible notes payable also embodied contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. The Company determined that the convertible notes payable contain an embedded derivative feature that is bifurcated and accounted for as a derivative instrument in accordance with ASC No. 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The embedded conversion feature has been carried at fair value and marked-to-market at the end of each reporting period. The Company uses the binomial lattice model to estimate the fair value of the embedded conversion feature. See Note 4. As of September 30, 2012, there were no outstanding convertible notes and no outstanding embedded conversion feature.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. The basic and diluted earnings (loss) per share were the same for the three and nine-month periods ended September 30, 2012 and 2011, because the Company was in a net loss position.

The Company’s issued and outstanding common shares as of September 30, 2012, do not include the underlying shares exercisable with respect to the 1,651,100 outstanding warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants in computing basic loss per share in accordance with ASC No. 260.

As of September 30, 2012, the Company had outstanding stock warrants, restricted stock units, and stock options exercisable to purchase, and convertible preferred stock that were convertible or exercisable into an aggregate of 20,523,139 shares of common stock that were considered anti-dilutive because of the net loss.

Segments

The Company operates in one business segment. The Company and its subsidiaries’ assets are located primarily in the United States of America and in Colombia.

As of September 30, 2012, long-term assets of approximately $10,200,000 and $900,000 are in Colombia and in the United States, respectively. As of December 31, 2011, long-term assets of approximately $10,600,000 and $800,000 were in Colombia and in the United States, respectively.

For the nine-month period ended September 30, 2012, the Company generated $219,870 in revenue from coal sales in Colombia.

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

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts are reasonable estimates of fair value due to their relative short maturities.

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

At September 30, 2012, the Company’s only previous financial liability, embedded conversion feature, was carried at fair value of $0 using Level 3 inputs, because the notes matured in the period ended June 30, 2012. The following table shows the changes in Level 3 liability measured at fair value on a recurring basis for the nine-month period ended September 30, 2012:

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Derivative
	Liability -
	Embedded
	Conversion	Total
	Feature	Level 3
Balance, December 31, 2011	$264,000	$264,000
Unrealized loss on change in fair value	4,000	4,000
Reclass to additional paid in capital on maturity of convertible notes	(268,000)	(268,000)
Balance, September 30, 2012	$-	$-

Recent Accounting Pronouncements

There were no accounting pronouncements or changes in accounting pronouncements during the nine-month period ended September 30, 2012, that are of significance to the Company.

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

On October 20, 2010 the Company entered into an agreement to purchase an additional coal concession (Ingeominas title FLG-092). The Company has paid to the seller $515,000 and owes an additional $1,000,000 payable in five quarterly payments of $200,000. A portion of these amounts will offset against the per ton royalty described below. In addition, the Company has paid to Ingeominas $114,502, which represents past due governmental fees owed by the seller. Also, as per the terms of the contract, the Company will pay to the seller a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by our Company from this concession; 50% of this royalty will be applied to amortize the $1,200,000 in concession payments. In October 2012, the Company terminated its agreement for the North Block Concession FLG-092 and is no longer obligated to pay the $1,000,000 remaining amount and any future royalty. As of September 30, 2012, mining rights and concessions payable were each reduced by $1 million.

Otanche Mining Project

On February 11, 2011, the Company made a deposit of $100,000 to purchase three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2,500,000, of which $888,862 has been paid as of September 30, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

Boavita Mining Project

On October 7, 2011, our Colombian subsidiary entered into an agreement (the “Option Agreement”) with Americana de Minerales de Exploracion S.A.S. (“AMERALEX”) for the option to purchase all of the rights of AMERALEX in mining concession FFB-081 covering approximately 1,550 hectares (approximately 3,830 acres) located in the jurisdiction of the Municipalities of Boavita and La Uvita, Department of Boyacá, Republic of Colombia (the “Boavita Mining Concession”). Once INGEOMINAS approves the mining plan, we have up to 24 months to conduct exploration of the entire concession, evaluate and characterize the coal deposit, and exercise the option. The purchase price will be determined based upon the determination of proven and probable reserves using standard methodology. We are obligated to pay an agreed amount upon reaching a firm purchase arrangement and approval of the mining plan. We are obligated to pay an agreed amount nine months after the first payment. Upon completion of the exploration work, and if we exercise the option to acquire the concession, we are obligated to make an additional payment. Beginning 30 months after the initial payment under the Agreement, we are obligated to make annual payments; however, the total aggregate purchase price will be limited to the final calculation of proven and probable reserves, not to exceed an agreed maximum amount. In October 2012, the Company did not exercise its option to acquire the Boavita concession FFB-081 under the agreement with AMERALEX.

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

Accounts payable and accrued liabilities of $ 2,297,157 and $1,697,875 as of September 30, 2012 and December 31, 2011, respectively, are broken down as follows:

	September 30, 2012	December 31, 2011
Accounts payable	$434,173	$601,128
Mining concessions payable (current portion)	933,803	1,018,699
Dividends payable	435,075	-
Accrued payroll	494,106	78,048
TOTAL	$2,297,157	$1,697,875

4.	CONVERTIBLE NOTES PAYABLE

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

The Notes are secured by the Company’s interest in the business operation of its subsidiary in Colombia. The Notes accrue interest at an annual rate of 10%. Principal and interest were due on June 30, 2012 and paid on and shortly thereafter that date. The notes matured on June 30, 2012 and as of September 30, 2012, there were no outstanding convertible notes.

The Notes were considered hybrid financial instruments that blend characteristics of both equity and debt securities. They embodied settlement alternatives available to the holder providing for either redemption of the principal and interest for cash at maturity (“Forward Component”) or conversion into the Company’s common stock (“Embedded Conversion Feature” or “ECF”). The Notes also embodied contingent equity-linked share price protections on the ECF in the form of down-round, anti-dilution adjustments to the conversion price during the term to maturity. As a result, the Company determined that the Notes contained certain embedded derivative features. The Company’s evaluation resulted in the conclusion that the compound derivative financial instrument required bifurcation and separately accounted for the embedded conversion option as a derivative liability, carried at fair value and marked-to-market each reporting period. The aggregate fair value of the embedded conversion feature was estimated at $3,072,000 on the date of issuance of the Notes. At September 30, 2012 and December 31, 2011, the fair value of the embedded conversion feature was estimated at $0 and $264,000 respectively. The fair value of the embedded conversion feature liability pertaining to the Notes that was converted to preferred stock was adjusted as an increase in preferred stock. The initial value of the embedded conversion feature was recorded as discount in notes payable and has been accreted to interest expense method through the maturity or conversion date of the Notes. The balance of the unamortized discount related to the ECF was $75,366 as December 31, 2011. The Notes matured on June 30, 2012 and the related ECF was eliminated at that point.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the closings of the Notes issuance, the Company also issued to the Notes investors five-year warrants to purchase an aggregate of 3,200,000 shares of common stock for a purchase price of $0.01 per share. The total number of outstanding warrants issued in the Notes offering was 205,100 and 726,000 as of September 30, 2012 and December 31, 2011 respectively. The stock warrants were initially recorded as discount on notes payable and were allocated based upon their relative fair values on the date of the issuance, which aggregated to $2,388,790. The fair value of the stock warrants were calculated using the Black-Scholes pricing model. The discount in notes payable is being amortized to interest expense through the maturity or conversion date of the Notes. The portion of unamortized discount pertaining to the Notes that were converted to preferred stock was adjusted as a reduction to preferred stock. The balance of the unamortized discount related to the warrants was $15,282 as of December 31, 2011. The notes matured on June 30, 2012 and the related discount were fully amortized at that point.

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

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends are payable on the Series A Preferred Stock at the rate per share (as a percentage of the Stated Rate, which is originally $10.00) of 9% per annum, payable quarterly, in arrears, on each March 15, June 15, September 15 and December 15. For dividend payment dates occurring prior to June 1, 2013, the dividend is payable one-third in cash and two-thirds in common stock. Thereafter, the dividend is payable, at the option of the Company, either 100% in cash or one-third in cash and two-thirds in stock. On September 15, 2012, the Company failed to make dividend payments to the holders of its Series A Preferred Stock. Under Section 11 of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on November 2, 2011, filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 4, 2011, in the event of such a breach by the Company, (i) the Company is required to promptly and in any event within two business days of the date the Company first becomes aware of such Company breach, provide written notice of such beach to each holder of the preferred stock, and (ii) the Preferred Dividend shall automatically on or as of the date of such breach increase to a rate per annum of 18%, payable in cash on a monthly basis on the 15th day of each month, without prejudice to any other remedy that may be available to the holders of the preferred stock, until such breach is cured or remedied by the Company. Notwithstanding the foregoing, holders of preferred stock holding at least a majority of the outstanding shares of the Series A Preferred Stock may waive a Company breach. As of September 30, 2012, the total amount of dividends payable in cash was $435,075, and this amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The following table sets forth the number of options granted and outstanding and the weighted average exercise price stock option activity for the nine months ended September 30, 2012:

			Weighted average
	Number of shares	Weighted average	remaining
	subject to option	exercise price	contractual term
Outstanding at December, 31, 2011	3,738,334	$2.86	4.5
Granted during the period	367,200	$3.10	7.86
Forfeited / canceled / expired during the period	(1,507,068)	$3.51	-
Exercised during the period	-	$-	-
Outstanding at September 30, 2012	2,598,466	$2.52	3.53
Exercisable at September 30, 2012	2,134,065	$2.70	3.61
Shares vested and expected to vest at September 30, 2012	821,981	$0.54	3.34

The weighted-average exercise price per share for the options granted during the nine month period ended September 30, 2012 and 2011 was $3.10 per share and $3.33 per share, respectively.

During the three months ended September 30, 2012 and 2011, the total intrinsic value of options exercisable (i.e. the difference between the market price at exercise and the price to be paid by the employee to exercise the options) was $0 and $87,500, respectively, because most of the options exercisable are out-of-the-money. The total grant date fair value of stock options vested during the nine months ended September 30, 2012 and 2011 was $0.4 million and $0.4 million, respectively. Stock compensation expense was $417,219 and $944,116 during the nine months ended September 30, 2012 and 2011, respectively, and $1,635,182 for the cumulative period from November 6, 1996 (date of inception) through September 30, 2012.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	of Shares	Contractual	Exercise	of Shares	Exercise
Price	Outstanding	Life in Years	Price	Exercisable	Price
$0 to 1	530,000	2.65	$0.05	370,000	$0.05
$1.01 to 2	225,132	3.42	$1.54	130,731	$1.56
$2.01 3	1,224,584	3.75	$2.52	1,064,584	$2.52
$4.01 to 5	618,750	3.88	$5.00	568,750	$5.00
	2,598,466	3.53	$2.52	2,134,065	$2.70

Stock Warrants

The Company issued warrants to purchase an aggregate of 3,200,000 shares of common stock to investors in the Notes offering. Of those warrants, 676,000 shares had not been exercised as of September 30, 2012. All of the warrants issued to investors in the Notes offering expire on June 30, 2015 and have an exercise price of $0.01 per share. The value of these warrants at issuance had been accounted for in shareholder’s equity as an increase in additional paid in capital.

In connection with the Notes financing, the Company issued stock warrants to purchase an aggregate of 340,640 shares of common stock to the security brokers in the Notes offering on December 23, 2010. All of the warrants issued to the security brokers expire on December 20, 2015 and have an exercise price of $2.50 per share.

As part of the first closing of the Series A Preferred Stock Financing, the Company issued stock warrants to purchase an aggregate of 1,025,675 shares of common stock to the investors in the Stock Financing on June 1, 2011. Of those warrants, 975,100 shares had not been exercised as of September 30, 2012. All of the warrants issued to the Series A preferred stock investors expire on June 1, 2016 and have an exercise price of $0.01 per share. In addition, 580,000 in stock warrants were issued to security brokers in the stock offering. All of the warrants issued in connection with the Stock Financing expire on June 1, 2016 and have an exercise price of $2.00 per share. Except for the warrants issued to the holders of the converted notes payable, the fair value of the warrants issued to the holders of Series A preferred stock and to the security brokers was reported as an increase and decrease in additional paid-in capital. The fair value of the warrants issued to the holders of the Notes that were converted to Series A preferred stock was estimated at $682,753 using the Black-Scholes pricing model, and was accounted for as an increase in additional paid-in capital and expense.

A summary of the stock warrants activity for the six-month period ended September 30, 2012 is presented below:

	Number of Shares	Exercise Price
Outstanding at December 31, 2011	2,725,240	$0.81
Granted	-	$-
Exercised	10,000	$0.01
Cancelled	-	$-
Outstanding at September 30, 2012	2,715,240	$0.81

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2012, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Stock Warrants Outstanding			Stock Warrants Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

$0 to 1	1,694,600	0.01	$0.01	1,026,300	$0.01

$1.01 to 2	680.000	1.98	$1.98	290,000	$1.99
$2.01 to 31.89	340.640	2.50	$2.50	170,321	$2.50

	2,715,240	0.82	0.68	1,486,621	0.68

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

On January 3, 2012, RSUs of 214,200 were awarded to the non-employee directors of the Company. The RSUs vested on the date of the annual shareholders meeting which was May 8, 2012. On this date, an additional 416,665 in RSUs were awarded to the outside directors. The total fair value related to the 214,200 RSUs outstanding on September 30, 2012 was $299,880.

6.	EARNINGS (LOSS) PER SHARE

The elements for calculation of earnings (loss) per share for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011
Net Loss Attributable to Common Shareholders	$(11,203,069)	$(19,612,804)	$(3,891,793)	$(3,518,000)

Weighted Average Shares Used in Basic and Diluted Calculation	25,483,533	23,545,714	25,712,887	24,977,872

Loss Per Share Basic and Diluted	$(0.44)	$(0.83)	$(0.15)	$(0.14)

The Company’s issued and outstanding common shares as of December 30, 2011 do not include for the underlying shares exercisable with respect to the issuance of the warrants exercisable at $0.01 per share. However, the Company has given effect to the issuance of these warrants totaling 1,651,100 in computing loss per share in accordance with ASC No. 260.

COLOMBIA ENERGY RESOURCES, INC. AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

At September 30, 2012, LIFE owned approximately 26% (adjusted for dilution of shares) of the outstanding shares of the Company.

As described in Note 4, the Company had a convertible note payable to LIFE totaling $80,000 as of December 31, 2010. The note was converted to preferred shares as part of the Stock Financing.

On August 3, 2010, the Company entered into a 3-year management and services agreement with LIFE pursuant to which LIFE agreed to provide certain corporate, financial, and merger and acquisition advisory services to the Company and assistance with securing equipment leases and other equipment financing through June 30, 2013. Under the terms of the contract, LIFE is paid a fee equal to the lesser of 1% of gross coal sales or $2 per ton of coal sold with a minimum monthly fee of $25,000 plus expenses. As of July 18, 2012, the fee was reduced to $12,500 per month. Total management fees and expenses during the nine-month period ended September 30, 2012 were $240,801 compared with $386,475 for the nine-month period ended September 30, 2011. The accrued management fees payable as of September 30, 2012 and December 31, 2011 were $50,000 and $25,000, respectively, included in “Accounts Payable & Accrued Liabilities” in the Consolidated Balance Sheets.

8.	COMMITMENTS AND CONTINGENCIES

Mining Concessions

On July 19, 2010 the Company entered into an agreement to purchase two coal concessions (Ingeominas Titles GG7-111 and GG7-11522X). As of September 30, 2012, the concessions have been fully paid for and are listed under the Company’s name on the official website of the Colombian mining authority, Ingeominas. Under the terms of the contract, the Company will pay to the sellers a royalty payment of $2.00 per ton of coal extracted under the term of the concession. This royalty payment applies to all coal mined by the Company from these concessions.

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

On February 11, 2011, the Company deposited $100,000 for three additional coal concessions in the state of Boyaca, Colombia. The aggregate purchase price of these concessions was $2,500,000, of which $1,000,000 has been paid as of September 30, 2012. An amount of $222,277 was due upon the Colombian Institute of Mining and Geology’s approval of a third mining license; this was paid on January 15, 2012. An amount of $111,138 is due upon the earlier of the recording and publication of the assignment in the National Mining Register or 90 days following the prior payment and the balance of $1,500,000 is payable in three payments of approximately $500,000 every 6 months thereafter. There will also be an ongoing royalty payment to the sellers of $2.75 per ton of coal mined.

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

Asset Retirement Obligation

In Colombia, the Company is subject to certain environmental and regulatory obligations which will require the Company to restore the mine properties after the mining has been completed. Three months prior to the expected date of completion, the Company is required to provide a plan for restoration and abandonment and estimate its cost. At September 30, 2012 the Company has estimated its asset retirement obligation to be $42,492

9.	SUBSEQUENT EVENTS

Effective October 31, 2012, the Company terminated its 401k plan.

The Company did not exercise its option to acquire the Boavita concession FFB-081 under the agreement with AMERALEX.

The Company also terminated its agreement for the North Block concession FLG-092.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim financial statements and accompanying notes to these financial statements filed with this report.

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

Due to general financial market conditions and, more specifically, to falling market pricing for metallurgical coal in Colombia and in other global markets, we have been unable to secure additional funding to implement our current business plan. In response, management has elected to reduce operations and sell non-essential assets to preserve remaining funds until such time as additional funding can be obtained. These cost-cutting actions include reducing administrative staff in our Bogota office. Until metallurgical coal prices rebound or additional working capital is obtained, we have reduced mining operations at our Ruku mine and are currently producing and selling minimal tons per month. In addition, because of a lack of funding and lack of visibility on future metallurgical coal pricing in Colombia, we did not exercise our option to acquire the Boavita concession FFB-081 under our agreement with AMERALEX, although our association agreement permitting us to conduct production activities on the property remains in force. We have also terminated our agreement for the North Block concession FLG-092. Management has elected to focus our near-term operations on our Ruku and Otanche concessions once additional funding is obtained. In addition to seeking new investment capital we are engaged in discussions with potential strategic operating partners, potential customers seeking off-take agreements, and potential acquirers of the concessions.

Recently, we have also had significant changes to our management including the following:

•	On September 14, 2012, Barry Markowitz resigned as a director and Chairman of the Board of Directors;
•	On September 17, 2012, Andrew Rosenfeld resigned as a director of the Company;
•	On October 23, 2012, the Board of Directors appointed Edward P. Mooney as Chairman of the Board of Directors;
•	On October 29, 2012, William C. Gibbs resigned as a director of the Company;
•	On October 31, 2012, the Board of Directors removed Brian Miller as Chief Financial Officer of the Company retroactive to September 30, 2012, when his employment agreement was terminated due to the current financial position of the Company;
•	On November 1, 2012, Ronald G. Stovash resigned as a director and as Chief Executive Officer of the Company; and
•	On November 1, 2012, Peter B. Lilly resigned as a director of the Company.

On November 2, 2012, Edward P. Mooney, our Chairman, was appointed as interim Chief Executive Officer and the principal financial officer of the Company. Mr. Mooney and Daniel F. Carlson are the Company’s remaining directors.

Exploration

Exploration of our properties for purposes of mine planning and resource evaluation is and will continue to be a high priority. The initial exploration work in each area has been concentrated along coal seam outcrops and in mine workings at Boavita and Rukú. At Otanche, general exploration drilling has been underway in part of the area for over one year.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed exploration and development expenditures in the first nine months of 2012 related to our properties. Certain expenditures, such as expenses for mining or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Nine-Month Period Ended September 30, 2012 and 2011

Our revenues since inception total $223,430 and we have a cumulative net loss of $25,242,369 from inception through September 30, 2012. We had revenue from coal sales for the nine months ended September 30, 2012 totaling $219,870 as compared to $0 for the first nine months of 2011. For the nine months ended September 30, 2012, our net loss was $9,843,448 compared to $9,927,517 for the same period in 2011. The increase in our net loss was due to increased employee expense, outside professional services for mine engineering, legal, and accounting services related to our recommencing operations at Ruku, during the first quarter of 2012, as well as interest expense related to our Convertible Note offering completed in December 2010. Expenses during the nine months ended September 30, 2012, consisted of $10,472,855 in general and administrative expense and total other income, net of $125,316. Expenses during the same period in 2011 consisted of $7,071,009 in general and administrative expenses and $2,856,508 in total other expenses, net, including $2,158,195 in net interest expense and $682,753 in inducement expense. Net loss attributable to common shareholders in the nine months ended September 30, 2012 amounted to $(11,203,069) (or $0.44 per share) compared to a net loss attributable to common shareholders of $(19,612,804) (or $0.83 per share) in the nine months ended September 30, 2011, based on weighted averages of 25,483,533 and 23,545,714 in shares outstanding during the respective periods.

	Nine Months Ended September 30,
	2012	2011
Gross Profit	$52,932	$-

General and Administrative Expenses:
Drilling and exploration expenses	1,523,225	1,318,408
Payroll expenses	3,348,665	1,657,683
Professional fees	2,016,090	2,451,212
Office administration	3,045,402	1,149,407
Travel, meals, entertainment and relocations	261,927	405,160
Insurance, depreciation and other expenses	277,546	89,139
Total General and Administrative expenses	10,472,855	7,071,009
Other Income (Expenses):
Unrealized loss on change in fair value of
derivative liability-embedded conversion feature	(4,000)	(15,560)
Inducement Expense	-	(682,753)
Realized gain on foreign currency, net	299,392	-
Interest expense and other income (expense), net	(170,076)	(2,158,195)
Total other income (expenses)	125,316	(2,856,508)
Net loss before non-controlling interest	(10,294,607)	(9,927,517)

Loss attributable to non-controlling interest	451,159	-

Net loss	$(9,843,448)	$(9,927,517)

Expenses for the nine-month period ended September 30, 2012 increased from the comparable period in 2011 due to payroll and office administration.

Three-Month Period Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, our net loss was $(3,369,701) compared to $(3,068,231) for the same period in 2011. Expenses during the three months ended September 30, 2012, consisted of $3,732,689 in general and administrative expense and $123,356 in total other income, net. Expenses during the same period in 2011 consisted of $2,973,191 in general and administrative expenses and other expenses, net of $95,040, including $68,917 in net interest expense and $4,203 in inducement expense. Net loss attributable to common shareholders in the three months ended September 30, 2012 amounted to $3,891,793 (or $0.15 per share) compared to a net loss attributable to common shareholders of $3,518,000 (or $014 per share) in the three months ended September 30, 2011, which included a Preferred Stock Deemed Dividend of $522,092. Per share amounts were based on weighted average shares outstanding in the three-month periods of 2012 and 2011 of 25,712,887 and 24,977,872 respectively.

	Three Months Ended September 30,
	2012	2011
Gross Profit	$53,195	$-

General and Administrative Expenses:
Drilling and exploration expenses	801,204	453,890
Payroll expenses	702,522	428,160
Professional fees	(83,292)	883,394
Office administration	2,257,079	977,656
Travel, meals, entertainment and relocations	(21,199)	206,490
Insurance, depreciation and other expenses	76,375	23,601
Total General and Administrative expenses	3,732,689	2,973,191
Other Income (Expense):
Unrealized loss on change in fair value of
derivative liability-embedded conversion feature	-	(21,920)
Inducement Expense	-	(4,203)
Realized gain on foreign currency, net	118,485	-
Interest expense and other income (expense), net	4,872	(68,917)
Total other income (expenses)	123,357	(95,040)
Net loss before non-controlling interest	(3,556,137)	(3,068,231)

Loss attributable to non-controlling interest	186,436	-

Net loss	$(3,369,701)	$(3,068,231)

Expenses for the three months ended September 30, 2012 increased from the comparable period of 2011 due to expenses in office administration.

Liquidity and Capital Resources

At September 30, 2012, we had $177,293 in cash and cash equivalents and $907,970 in negative working capital. At September 30, 2012, we also had total long term liabilities of $3,521,072. We anticipate funding our operating expenses with additional financings of debt and/or equity securities.

In the past our operating losses have been funded through the issuance of equity securities and borrowings. We have been unable to secure additional funding in the capital markets and have no immediate prospects for such funding. As a result we have curtailed operations on some of our mining properties and have sold or relinquished our rights in others. We have also liquidated other available assets and reduced our operating expenses by closing our Bogotá office, laying off employees, and idling operations at some mines.

In order to continue operations in Colombia we would require a capital infusion of $500,000, for which we have no current source. Our cash balance as of October 31, 2012 was $120,119. While we have significantly reduced payroll and other costs, the cash balance is not sufficient to fund current operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

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

Critical Accounting Policies and Estimates

The following are the Companies critical accounting policies and estimates:

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly-liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Property and Equipment. Property and equipment, which include ten mining concessions in the departments of Santander and Boyaca Colombia and construction in progress, are stated at cost. Mining concessions will be amortized using the units-of-production method based upon recoverable proven and probable reserves of the mine and when the Company commences operation. Equipment is depreciated using the straight-line method over the estimated useful life of the asset of 5 years. Repairs and maintenance are charged to expense as incurred, and costs of significant renewals and improvements are capitalized.

Impairment of Long-Lived Assets. Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Mineral Exploration and Development Costs. We account for mineral exploration costs in accordance with Accounting Standards Codification (ASC) No. 930, Extractive Activities - Mining. All exploration expenditures are expensed as incurred. Expenditures to acquire new mines (e.g. purchase of mining concessions), to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and will be amortized on a units of production basis over proven and probable reserves.

Asset Retirement Obligations. The Company follows ASC 410-20, Asset Retirement Obligations, which applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of assets. ASC 410-20 requires that we record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

Earnings (Loss) Per Share. Earnings (loss) per share are presented in accordance with the provisions of the ASC No. 260, Earnings Per Share. ASC No. 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Share-Based Compensation. The Company accounts for share-based compensation in accordance with ASC No. 718, Compensation-Stock Compensation, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee requisite service period, which is generally four years. The Company’s stock compensation is generally accounted for as an equity instrument.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our lack of employees results in our inability to have a sufficient segregation of duties within our accounting and financial activities which constitutes a material weakness in our corporate governance structure and internal controls.

Changes in internal control over financial reporting

As noted in Item 2 under Description of Business (page 23), there has been a change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There have been significant changes to our management which resulted in an insufficient segregation of duties within our accounting and financial functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 4, 2012, a Notice of Demand to Arbitrate Claims (the “Notice”) was filed by counsel for Renee Grossman, a former employee of Company, with the American Arbitration Association (“AAA”). On October 18, 2012, we received a letter from the International Centre for Dispute Resolution, a division of the AAA, acknowledging receipt of the Notice and requesting the Company provide certain preliminary information by November 2, 2012. The due date was extended, by mutual consent of the parties, to November 16, 2012. The claim arises out of the termination of Ms. Grossman’s employment by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2012, the Board of Directors approved an arrangement whereby senior management and other employees, at the discretion of the Chief Executive Officer, will take a portion of their salary, as determined by the CEO, in shares of common stock of the Company, for six months starting in July 2012. In addition, members of the Board of Directors will also take the entire cash portion of their board compensation in shares of common stock of the Company during this six-month period. The shares to be issued to directors and employees in lieu of cash compensation will be issued monthly in an amount equal to 1.25 times the value of the cash compensation based upon the prior three days average traded price prior to the issuance of the shares. The Board of Directors has granted authority to the CEO to lengthen the period of time during which stock may be issued in lieu of cash compensation by mutual agreement between the CEO and each member of senior management, employee or director. Between July 31, 2012 and September 1, 2012, 14,324 shares of common stock were issued to various employees of the Company in lieu of cash compensation, 130,220 shares of common stock were issued to the outside directors of the Company in lieu of cash compensation, and 286,810 shares of common stock were issued to officers of the Company in lieu of cash compensation. Each of the recipients of Common Stock was an accredited investor at the time of the share issuance. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. No selling commissions were paid in connection with the dividend distributions.

Item 3. Defaults Upon Senior Securities

On September 15, 2012, the Company failed to make dividend payments to the holders of its Series A Preferred Stock. Under Section 11 of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on November 2, 2011, filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 4, 2011, in the event of such a breach by the Company, (i) the Company is required to promptly and in any event within two business days of the date the Company first becomes aware of such Company breach, provide written notice of such beach to each holder of the preferred stock, and (ii) the Preferred Dividend shall automatically on or as of the date of such breach increase to a rate per annum of 18%, payable in cash on a monthly basis on the 15th day of each month, without prejudice to any other remedy that may be available to the holders of the preferred stock, until such breach is cured or remedied by the Company. Notwithstanding the foregoing, holders of preferred stock holding at least a majority of the outstanding shares of the Series A Preferred Stock may waive a Company breach.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 5. Other Information

2013 Annual Shareholders’ Meeting

On May 8, 2012, the Board of Directors set the date for the 2013 Annual Shareholders’ Meeting for Wednesday, May 8, 2013.

At the meeting, the Company will elect directors, ratify the appointment of the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2013, and conduct such other business as may properly come before the annual meeting.

Rule 14a-8 Proposal Deadline

In accordance with Rule 14a-8 under the Securities Exchange Act of 1934, shareholder proposals for inclusion in the proxy or related materials for the meeting must be delivered to, or mailed to and received by the Corporate Secretary, Colombia Energy Resources, Inc., One Embarcadero Center, Suite 500, San Francisco, CA 94111, on or before December 19, 2012. Shareholder proposals must comply with the requirements of Rule 14a-8, and may be omitted otherwise.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colombia Energy Resources, Inc.

November 19, 2012	By:	/s/ Edward P. Mooney
Edward P. Mooney, Interim Chief
Executive Officer (Principal Executive and
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

